Form 10-K
period 2011-09-30
VB CLOTHING, INC.
filed 2012-03-05
CIK 1506295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

Commission file number: 333-170779

VB Clothing, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-3687123
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2087 Desert Prairie St.

Las Vegas, NV 89135

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (702) 530-8665

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

For the year ended September 30, 2011, the issuer had no revenues.

The Company’s common stock, $.001 par value is not traded on any exchange.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 1, 2012 was 14,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

VB Clothing, Inc.

Form 10-K Annual Report
Table of Contents

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to VB Clothing, Inc.

PART 1

ITEM 1. BUSINESS.

CORPORATE BACKGROUND

VB Clothing Inc. incorporated in the State of Nevada on October 15, 2010 under the same name. VB Clothing Inc. has never been party to any bankruptcy, receivership or similar proceeding, nor have it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

VB Clothing is a development stage women’s manufacturer located in Las Vegas, Nevada.  The company’s initial clothing line consists of the use of spandex to create designs. We plan to stay on the cutting edge of the constantly changing active/leisure market and create a reputation with the consumer of providing only the most unique and desirable designs.  This market dictates that new styles and designs be introduced on a regular basis.

Our initial design is a cotton spandex that utilizes spandex in the construction.  This current design will be marketed under the brand name “H.I.T. (Hot, Innovative, Trends) the Streets to appeal to the fitness industry.

Current Management is comprised of Anthony Pasquale, CEO and President. Mr. Pasquale has over 5 years of experience in bringing small and development stage companies to successful operations.  His leadership experience includes GM 24hr Fitness, GM/District Manager Anytime Fitness, and GM of Lifestyle Fitness. Mr. Pasquale is an outdoor enthusiast and avid fitness aficionado.  Mr. Pasquale distributes part of his time towards the everyday operations and forward movement of the corporation.

Acknowledging the inherent risks involved in design, we will assess the need for any patents or trademarks on a continuing basis to protect our main design(s).  Once the process is initiated, designs are initially protected under the Patent Pending Process provision while completing the full patenting process.  This protection will cover the United States, initially, also giving first priority to the European Community.

Manufacturing Prep

The original thought behind the design/concept was to target the bodybuilding sector.  As Mr. Pasquale has nurtured his original design, so has the marketing potential and crossover to the active/leisure market.  The current design incorporates the use of cotton spandex.

Immediate goals include the development of a full line of this innovative active/leisure wear. Using modern marketing strategies sales can potentially reach local and foreign markets on an extensive scale.   Aggressive plans are to develop  “H.I.T.” the Gym (newly designed cotton/spandex women’s workout apparel)

Clearly defined goals, both short and long term, will be an intricate part of the daily decision making process within the organization.  It is with these defined goals in mind that allows VB Clothing to feel confident with the many decisions required to maintain progressive working concepts.  Within the next 12 months VB Clothing plans to have all current design board projects patterned, prototyped, and manufacturing requirements completed for wholesale and direct markets.

Long term, VB Clothing has adopted a basic outline by which future goals will be established.  As profitability is achieved with currently planned products, new areas of design and production will be added.   As a part of VB Clothing’s progressive attitude, evidenced by its designs, VB Clothing will always be striving to stay ahead in this increasingly competitive market using new and innovative designs.  VB Clothing’s intentions are to portray itself as an innovative leader in the active/leisure sector.

Employees

At September 30, 2011, the Company had 1 employee, the Company’s officer and director, who devotes part time efforts to the Company and whom has not taken any salary as of September 30, 2011.  None of its employees were represented by a collective bargaining arrangement.

The Company does not carry key person life insurance on any of its Directorial personnel. The loss of the services of any of its executive officers or other directors could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 1A. RISK FACTORS.

ANTHONY PASQUALE, THE SOLE OFFICER AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES APPROXIMATELY 10 HOURS PER WEEK TO COMPANY MATTERS.  HE DOES NOT HAVE ANY PUBLIC COMPANY EXPERIENCE AND IS INVOLVED IN OTHER BUSINESS ACTIVITIES.  THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE HE MAY HAVE.  THIS COULD RESULT IN HIS INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

Our business plan does not provide for the hiring of any additional employees until sales will support the expense, which is estimated to be the third quarter of operations. Until that time, the responsibility of developing the company's business, the offering and selling of the shares through this prospectus and fulfilling the reporting requirements of a public company all fall upon Anthony. Pasquale. While Mr. Pasquale has business experience including management and accounting, he does not have experience in a public company setting, including serving as a principal accounting officer or principal financial officer. We have not formulated a plan to resolve any possible conflict of interest with his other business activities. In the event he is unable to fulfill any aspect of his duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES, WHICH COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

We have not sold any clothing to date and have not yet generated any revenues from operations. In order for us to continue with our plans and open our business, we must raise our initial capital through this offering. The timing of the completion of the milestones needed to commence operations and generate revenues is contingent on the success of this offering. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, you could lose all of your investment if you decide to purchase shares in this offering and we are not successful in our proposed business plans.

WE DO NOT HAVE INTELLECTUAL PROPERTY PROTECTION WHICH MAY RESULT IN AIDING OUR COMPETITORS.

The Company currently lacks intellectual property protection and thus competitors may trademark our designs and/or challenge our right to use anticipated trademarks or to produce our products which may result in us being unable to produce any product.   As a result, the company may be unable to continue to compete with competitors able to finance intellectual property protection who may tie up our designs. The Company may incur financial liability and fines due to our potential infringement upon the intellectual property of others.

THERE ARE DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN AND IF WE ARE UNABLE TO CONTINUE OUR BUSINESS, OUR SHARES MAY HAVE LITTLE OR NO VALUE.

The company’s ability to become a profitable operating company is dependent upon its ability to generate revenues and/or obtain financing adequate to fulfill its research and market introduction activities, and achieving a level of revenues adequate to support our cost structure and has raised doubts about our ability to continue as a going concern.   We plan to attempt to raise additional equity capital by selling shares in this offering and, if necessary through one or more private placement or public offerings.   However, the doubts raised relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors.   These factors, among others, may make it difficult to raise any additional capital.

OUR OFFICER AND DIRECTORS LACK OF EXPERIENCE IN THE FASHION INDUSTRY MAY BE DETRIMENTAL TO THE GROWTH OF THE COMPANY.

Mr. Pasquale, our sole officer and director, has no experience in the fashion or related industries and thus may lack the experience and/or contacts to grow the company as well as an officer with greater experience which may cause our company to experience slower growth or to cease business.

THE COMPANY HAS NO MANUFACTURING SOURCE, WAREHOUSING FACILITY OR DISTRIBUTION NETWORK WHICH MAY CAUSE THE COMPANY TO CEASE BUSINESS.

The Company has no manufacturing source, warehousing facility or distribution networks at this time and these will all have to be found in order for the Company to successfully achieve profitability.  In the event that these are not located, the Company may not achieve profitability or may cease to do business.

OUR CONTINUED OPERATIONS DEPEND ON THE PUBLIC'S ACCEPTANCE OF OUR PRODUCT LINES. IF THE PUBLIC DOESN'T FIND OUR CLOTHING DESIRABLE AND SUITABLE FOR PURCHASE AND WE CANNOT ESTABLISH A CUSTOMER BASE, WE MAY NOT BE ABLE TO GENERATE ANY REVENUES, WHICH WOULD RESULT IN A FAILURE OF OUR BUSINESS AND A LOSS OF ANY INVESTMENT YOU MAKE IN OUR SHARES.

The ability to develop clothing lines that the market finds desirable and willing to purchase is critically important to our success. We cannot be certain that garments and clothing lines we offer will be appealing to the market and as a result there may not be any demand and our sales could be limited and we may never realize any revenues. In addition, there are no assurances that if we alter, or develop new garments or lines of clothing in the future that the markets demand for these will develop and this could adversely affect our business and any possible revenues.

THE LOSS OF THE SERVICES OF ANTHONY PASQUALE COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR CLOTHING LINES, WHICH COULD RESULT IN A LOSS OF REVENUES.

Our performance is substantially dependent upon the professional expertise of our President, Anthony. Pasquale. His past experience to lead and nurture small and start-up companies makes the Company dependent on his abilities.  If he were unable to perform his services, this loss of the services could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace him with another individual qualified to develop and market our garments. The loss of his services could result in a loss of revenues.

THE CLOTHING INDUSTRY IS HIGHLY COMPETITIVE. IF WE CAN NOT DEVELOP AND MARKET DESIRABLE CLOTHING LINES THAT THE PUBLIC IS WILLING TO PURCHASE, WE WILL NOT BE ABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS MAY BE ADVERSELY AFFECTED AND WE MAY NEVER BE ABLE TO GENERATE ANY REVENUES.

VB Clothing Inc. has many potential competitors in the clothing industry.  We consider the competition is competent, experienced, and they have greater financial and marketing resources than we do at the present. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the development, sales, and marketing of their products than are available to us.

Some of the Company’s competitors also offer a wider range of clothing lines; have greater name recognition and more extensive customer bases than the Company.  These competitors may be able to respond more quickly to new or changing opportunities, fashions and customer desires, undertake more extensive promotional activities, offer terms that are more attractive to customers and adopt more aggressive pricing policies than the Company.  Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their visibility.  The Company expects that new competitors or alliances among competitors have the potential to emerge and may acquire significant market share.  Competition by existing and future competitors could result in an inability to secure adequate market share sufficient to support VB Clothing’s endeavors.  VB Clothing cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE, WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE.

We plan to contact a market maker and apply to have the shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 2087 Desert Prairie St., Las Vegas, NV 89135. (The space is approximately 150 square feet total) and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is not trading on any exchange as of March 1, 2012.  No assurance can be given that any active market for our Common Stock will ever develop.

(b) Holders. As of September 30, 2011, there were 37 record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company’s conditions raise substantial doubt about the Company's ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business.  Management has plans to seek additional capital through a private placement and public offering of its common stock. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Proposed Milestones to Implement Business Operations

The following milestones are estimates only.  The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Principal source of liquidity since inception is private placement funds from the founder.  Our 12 month budget is based on minimum operations which will be completely funded by the $40,000 raised through our recent offering.  If we begin to generate profits we will increase our marketing and sales activity accordingly.  Liquidity since inception has been from the sale of common stock totaling $5,000 for 5,000,000 shares to our sole officer and director.  We estimate sales to begin in the third quarter following closing of the offering.  Because our business is driven by actual sales of garments, our revenue requirements will be reviewed and adjusted based on those actual sales.  The costs associated with operating as a public company are included in our budget.  Management will be responsible for the preparation of the required documents to keep the costs to a minimum.  The numbers included below are not cumulative. We plan to complete our milestones as follows:

0- 3 MONTHS

Management will concentrate on the completion of the garment designs currently proposed. We estimate this will cost approximately $2,000.  The Company will also start working on creating the patterns and prototypes. VB Clothing estimates this will cost approximately $2,000. VB Clothing also plans to explore online marketing options and interview photographers and models. The Company does not anticipate any fees associated with these duties and if any costs do arise they may include postage, telephone services, overnight delivery services and other general operating expenses.

4-6 MONTHS

VB Clothing has secured the web domain www.vbclothinginc.com and plans on developing our Online Marketing Website at an initial cost of approximately $4,000. This will include design and upload of site. The company will hire a marketing company to provide a website, branding. During this timeframe, the Company plans to hire a photographer, determine a photo shoot layout, hire a model and prepare garments for a photo shoot. The Company estimates this will cost approximately $1,000 and is budgeted in the Sales and Marketing line item. The Company will continue design work on the “HIT the GYM” clothing line. The Company plans to start negotiations for an online merchant account during this timeframe.

7-9 MONTHS

Purchase garments for sale and promotional distribution efforts we have budgeted at a cost of approximately $7,000. We plan to finish the website “look and feel” design with full e-commerce and add the content of the photo shoot. The website will integrate a “shopping cart” for online sales and we will determine online marketing venues such as Google, E-Bay. VB clothing will come out with print media adds the company estimates it will cost a maximum of approximately $1,000 for this project and this budgeted in the Sales and Marketing line item of the Use of Proceeds.

10-12 MONTHS

Analyze online marketing efforts and make necessary changes for increasing sales. The Company plans to continue to develop and expand the “HIT the GYMnewly designed cotton/ spandex women’s workout apparel. The Company has allocated $2,000 from the Contractor budget to address the plans listed.  At this timeframe or sooner, the Company plans to prepare a detailed two year marketing plan incorporating a commissioned sales force with an initial cost of approximately $4,000.

Note:   Costs were estimated though comparison with basic website and marketing costs for a small company.

Although no relationships have been established with service providers nor formal negotiations, these estimates are based on rough estimates from talking to a service provider.

VB Clothing, Inc.’s management does not expect to conduct any research and development.

VB Clothing, Inc. currently does not own any significant plant or equipment that it would seek to purchase or sell in the near future.

Our management does not anticipate any significant changes in the number of employees in the next 12 months.  Currently, we believe the services provided by our officers and director are sufficient at this time.

We have not paid for expenses on behalf of any director.  Additionally, we believe that this practice will not materially change.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

 (ii) RESULTS OF OPERATIONS

The Company has earned no revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $12,615 for the year ended September 30, 2011, as compared to a net loss of $0 for 2010. From the date of inception October 15, 2012, to September 30, 2011, the Company lost a total of $12,615. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of September 30, 2011, the Company had a cash of $(25) compared to cash of $0 as September 30, 2010.

For the most recent fiscal year, 2011, the Company incurred a loss in the amount of $12,615 and 0 for 2010. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from October 15, 2012 (date of inception) through September 30, 2011, the Company has incurred an accumulated net loss of $12,615 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

(iii) The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company, or to engage in any significant research and development, or purchase plant or significant equipment.

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2011.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of September 30, 2011, the company was authorized to issue 70,000,000 shares of common stock and 5,000,000 shares of its preferred stock.

Commitments

We do not have any commitments, which are required to be disclosed in tabular form as of September 30, 2011.

Off-Balance Sheet Arrangements

As of September 30, 2011, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

1.

We did not maintain appropriate cash controls – As of September 30, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

2.

We did not implement appropriate information technology controls – As at September 30, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of September 30, 2011:

Name	Age	Position	Period of Service(1)(2)
Anthony Pasquale	31	President, Secretary, Treasurer, Director	Since October 15, 2010

Notes:

(1)

A Director will hold office until the next annual meeting of the stockholders.  At the present time, Officers are appointed by the Board of Directors and will hold office until he or she resigns or is removed from office.  The maximum number of directors we are authorized to have is at the discretion of the Board of Directors. However, in no event may we have less than one director. Although we anticipate appointing additional directors, we have not identified any such person(s).

(2)

Anthony Pasquale has held his offices/positions since October 15, 2010 and is expected to continue to hold his offices/positions until the next annual meeting of our stockholders. At the date of this prospectus, we are not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

Background of Directors, Executive Officers, Promoters and Control Persons

ANTHONY PASQUALE, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Mr. Pasquale has been instrumental in the development stage and start-up phase of several small businesses since 2005.  Prior business leadership experience which includes 24HR Fitness USA, Inc. and Anytime Fitness LLC.  He is the founder of VB Clothing Inc. and is the General Manager of Operations for Lifestyle Fitness in Las Vegas. Mr. Pasquales’ responsibilities include managing the acquisitions of properties and the oversight of construction new and existing projects. Mr. Pasquale attended University of Nevada Las Vegas for business management.  Mr. Pasquale has an open major.

Mr. Pasquale was employed by 24hr fitness a privately held company from December 2002 — September 2005 (2 years 10 months) Mr. Pasquale began his career in the sales department. After six short months in sales Mr. Pasquale was promoted to GM in June 2003 where he was responsible for the overall coordination, the functional management and leadership of all of the sales activities of the business.

Mr. Pasquale was responsible for coordinating the specific objectives of the Sales Plan with all of the functional departments of the company and, most specifically with Operations and Finance, also be knowledgeable of market and industry trends, competitors, and leading customer strategies. This is there where he gained his knowledge in managing gyms and also overseeing the retail sales of gym wear. Mr. Paquale resigned from 24 hr fitness to pursue a career with anytime fitness which is a large privately held national franchise fitness company with over 1,000 gyms throughout the United States. Mr. Pasquale started with anytime fitness as GM from September 2005 (1 year 2 months) then was promoted to District Manager from November 2006 — May 2009 (2 years 7 months) his was responsible for the overall coordination, the functional management and leadership of all of the sales activities of the business.

Mr. Pasquale was responsible for coordinating the specific objectives of the Sales Plan with all of the functional departments of the company and, most specifically with Operations and Finance.

To be knowledgeable of market and industry trends, competitors, and leading customer strategies.

After over two years of service with anytime fitness Mr. Pasquale resigned to become co-owner and GM of Lifestyle fitness from June 2009 — Present (1 year 7 months). his responsibilities are to oversee all aspects of operations

Mr. Pasquale was responsible for providing an annual Sales Plan and providing quarterly updates, revisions and modifications to the Plan.

Mr. Pasquale was responsible for the overall coordination, the functional management and leadership of all of the sales activities of the business.

Mr. Pasquale was responsible for coordinating the specific objectives of the Sales Plan with all of the functional departments of the company and, most specifically with Operations and Finance.

To be knowledgeable of market and industry trends, competitors, and leading customer strategies

Mr. Pasquale has not graduated from the University of Nevada Las Vegas. He enrolled in 2006.

Compensation and Audit Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended September 30, 2011 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table. The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary*	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total Compensation
Anthony Pasquale Chairman of the Board, CFO, CEO, President, Sec. Treas, Dir	2010	$0	0	$5,000	0	0	0	0	$5,000
	2011	0	0	0	0	0	0	0	0

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of September 30, 2011 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of Class	Name, Title and Address of Beneficial Owner of Shares (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common	Anthony Pasquale, President, CEO, and Director	10,000,000	71%

All Officers and Directors as a Group		10,000,000	71%

1.  The address of each executive officer and director is c/o VB Clothing Inc., 2087 Desert Prairie, Las Vegas, Nevada 89135.

2.  As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of September 30, 2011 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consist solely of Anthony Pasquale. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sam Kan & Company’s is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Sam Kan & Company’s for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,500 for the fiscal year ended September 30, 2011 and $0 for 2010.

Audit-Related Fees

There were no fees billed by Sam Kan & Company for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended September 30, 2011 and 2010, respectively.

Tax Fees

The aggregate fees billed by Sam Kan & Company’s for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended September 30, 2011 and 2010, respectively.

All Other Fees

There were no fees billed by Sam Kan & Company for other products and services for the fiscal years ended September 30, 2011 and 2010, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•

Report of Independent Registered Public Accounting Firm 2011

•

Balance Sheets at September 30, 2011

•

Statements of Operations for the year ended September 30, 2011 and for the cumulative period from October 15, 2010 (Date of Inception) to September 30, 2011

•

Statements of Changes in Shareholders’ Deficiency for the period from October 15, 2010 (Date of Inception) to September 30, 2011

•

Statements of Cash Flows for the year ended September 30, 2011, and for the cumulative period from October 15, 2010 (Date of Inception) to September 30, 2011

•

Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

VB CLOTHING INC.

(A Development Stage Company)

Financial Statements

For the period from the date of inception on October 15, 2010 to

September 30, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

VB Clothing Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of VB Clothing Inc. (the Company), as of September 30, 2011, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the period from the date of inception on October 15, 2010 to September 30, 2011 then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011, and the results of its operations and cash flows for the period from the date of inception on October 15, 2010 to September 30, 2011 then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan &Company

Sam Kan & Company,

February 29, 2012

Alameda, California

VB Clothing Inc.
(A Development Stage Company)
Balance Sheet

September 30,
2011
ASSETS

Current assets
Cash and cash equivalents	$-
Total current assets	-

Total assets	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$2,115
Advance from shareholder	500
Total current liabilities	2,615

Total liabilities	2,615

Stockholders' (Deficit) Equity
Preferred Stock: $.001 par value, 5,000,000 shares authorized, none share issued and outstanding as of September 30, 2011	-
Common Stock: $.001 par value, 70,000,000 shares authorized, 10,000,000 shares issued and outstanding as of September 30, 2011	10,000
Additional paid-in capital	-
Accumulated deficit	(12,615)
Total stockholders' (deficit) equity	(2,615)

Total liabilities and stockholders' (deficit) equity	$-

See accompanying notes to financial statements

VB Clothing Inc.
(A Development Stage Company)
Statement of Operations

For the Period from Inception on October 15, 2010 to September 30, 2011

Revenue	$-

Expenses
General and administrative	12,615
Total expenses	12,615

Net loss	$(12,615)

Basic loss per common share	$(0.00)

Weighted average shares outstanding	10,000,000

See accompanying notes to financial statements

VB Clothing Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' (Deficit) Equity
	Preferred Stock		Common Stock		Additional paid in capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, October 15, 2010 (Inception)
Common stock issued for cash	-	$-	5,000,000	$5,000	$-	$-	$5,000
Common stock issued for service	-	-	5,000,000	5,000	-	-	5,000
Net Loss, Period ended September 30, 2011						(12,615)	(12,615)
Balance, September 30, 2011	-	$-	10,000,000	$10,000	$-	$(12,615)	$(2,615)

See accompanying notes to financial statements

VB Clothing Inc.
(A Development Stage Company)
Statement of Cash Flows

For the Period from October 15, 2010 (Inception) to September 30, 2011
Cash flows from operating activities
Net loss	$(12,615)
Issuance of common stock for services	5,000
Adjustments to reconcile net income to net
cash used by operating activities:
Accounts payable	2,115
Net cash used in operating activities	(5,500)

Cash flows from investing activities	-

Cash flows from financing activities
Advance from shareholder	500
Proceeds from sales of stock	5,000
Net cash provided by financing activities	5,500

Net change in cash	-

Cash at beginning of period	-

Cash at end of year	$-

Supplemental cash flow Information:
Cash paid for interest	$-
Cash paid for income taxes	$-

Supplemental non-cash financing activities:
Issuance of Common Stock for Services	$5,000

See accompanying notes to financial statements

VB Clothing, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the period from the date of inception on October 15, 2010 to

September 30, 2011

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of VB Clothing Inc. (the “Company”), a company organized in the state of Nevada (A Development Stage Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

Organization, Nature of Business and Trade Name

The Company was incorporated in the State of Nevada on October 15, 2010. The company’s administrative office is located at 2087 Desert Prairie, Las Vegas, Nevada 89135, and its fiscal year end is September 30. The Company’s principal business objective is offering and selling active/leisure fashion design clothing. The Company plans to offer a full line of active/leisure wear including tops, shorts, T-shirts, and hats.  Initial efforts have focused on finalizing our initial line of designer jeans and shorts for women.  The Company’s long-term goal is to develop unisex clothing followed by the transition into men’s fashions. The Company’s operations have been limited to general administrative operations and it is attempting to become operational and anticipates sales to begin during the third quarter of operations following the placement of its offering.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had none cash and cash equivalent at September 30, 2011.

Revenue and Cost Recognition

The Company has no revenues to date from its operations.  Once revenues are generated, management will establish a revenue recognition policy.

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables.  If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, management’s estimates of the recoverability of the amounts due to the Company could be overstated, which could have a negative impact on operations. Since the Company has been in the developmental stage since inception and has no operations to date, there was no accounts receivable at September 30, 2011.

Advertising

Advertising costs are generally expensed as incurred and are included in general and administrative expenses in the accompanying statement of operations for the fiscal year ended September 30, 2011. As of September 30, 2011, there was no advertising costs incurred.

Bank Service Charge

Bank Service Charges are generally expensed as incurred and are included in general and administrative expenses in the accompanying statement of operations for the fiscal year ended September 30, 2011. The company had $300 bank service charge as of September 30, 2011.

VB Clothing, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the period from the date of inception on October 15, 2010 to

September 30, 2011

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Professional Fee

Professional Fees are generally expensed as incurred and are included in general and administrative expenses in the accompanying statement of operations for the fiscal year ended September 30, 2011. The Company had $4,590 professional fee incurred for the purpose of audit service and the stocks issuing as of September 30, 2011.

Legal Fee

Legal Fees are generally expensed as incurred and are included in general and administrative expenses in the accompanying statement of operations for the fiscal year ended September 30, 2011. The Company had $7,725 legal fee incurred for the purpose of setting up the Company and for S-1 filing as of September 30, 2011.

Stockholders’ Equity: Common and Preferred stock

The Company's articles of incorporation provide for the authorization of seventy million (70,000,000) shares of common stock and five million (5,000,000) shares of preferred stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of September 30, 2011, the Company had 10,000,000 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

Basic Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Accounting for Earnings Per Share.  Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding since inception.  As of September 30, 2011 the Company had 10,000,000 common shares outstanding.  As of September 30, 2011 and since inception, the Company had no dilutive potential common shares.

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
From Inception on October 15, 2010 to Year Ended September 30, 2011	$(12,615)	10,000,000	$(.00126)

Income Taxes

The Company accounts for income taxes using the liability method; under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Deferred taxes will be provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

VB Clothing, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the period from the date of inception on October 15, 2010 to

September 30, 2011

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets or liabilities for the periods audited.

The Company accounts for its income taxes in accordance with ASC 740, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company's business environment; therefore, actual results could differ from these estimates.  Accordingly, accounting estimates used in the preparation of the Company's financial statements will change as new events occur and that more experience is acquired, as additional information is obtained and as the Company's operating environment changes.  Changes are made in estimates as circumstances warrant.  Such changes in estimates and refinement of estimation methodologies are reflected in the statements.

Fair Value of Financial Instruments

The financial accounting regulation, ASC 825-10-50, Disclosures about Fair Value of Financial Instruments, requires the determination of fair value of the Company’s financial assets and liabilities.  The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies.  The carrying amounts of financial instruments including cash and advance from shareholder approximate their fair value because of their short maturities.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued an update to ASC 820, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales.  This update to ASC 820 was effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.  The adoption did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events”.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, was effective for interim or annual periods ending after June 15, 2009.  The Company adopted this standard as of June 30, 2009; however, the adoption of ASC 855 had no impact to the Company’s financial statements.

In June 2009, the FASB issued ASU 2009-17, Consolidation (ASC 810) “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This new standard also requires additional disclosures about an enterprise’s involvement in variable interest entities. The Company adopted this pronouncement on January 1, 2010 but there was no significant impact on its financial statements.

VB Clothing, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the period from the date of inception on October 15, 2010 to

September 30, 2011

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  ASC 105 establishes the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative accounting and reporting standards in the United States for all non-government entities, with the exception of the Securities and Exchange Commission and its staff.  It does not include any new guidance or interpretations of US GAAP, but merely eliminates the existing hierarchy and codifies the previously issued standards and pronouncements into specific topic areas. The Codification was adopted on July 1, 2009 for the Company’s financial statements for the year ended December 31, 2009.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.”  This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for  the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the  purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010.  The Company is still assessing the impact on this guidance and does not believe the adoption of this guidance will have a material impact  to its financial statements.  Management does not believe that other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC have a material impact on the Company’s present or future financial statements.

In February 2010, the FASB issued guidance to remove the requirement for an entity that files financial statements with the SEC to disclose a date through which subsequent events have been evaluated.  The adoption of this guidance during our current fiscal quarter did not have any impact on our financial statements.

Long-lived Assets-Technology

The Company’s technology is recorded at its cost. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

As of September 30, 2011, the Company did not have any long-lived assets. The above accounting policies will be adopted upon the Company maintains any long-lived assets.

Concentration of Risk

A significant amount of the Company’s assets and resources are dependent on the financial support of the shareholders, should the shareholders determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

Property and Equipment

As of September 30, 2011 the Company does not own any property and/or equipment. The Company currently is using one of the shareholders primary residences as office space. The company does not pay rent for the use of the space. Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

VB Clothing, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the period from the date of inception on October 15, 2010 to

September 30, 2011

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Office Equipment	5-10 years
Copier	5-7 years
Vehicles	5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system.  For financial statement purposes, depreciation is computed under the straight-line method.

The Company has been in the developmental stage since inception and has no operation to date. The Company currently does not have any property and equipment. The above accounting policies will be adopted upon the Company maintains property and equipment.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $12,615 for the fiscal year ended September 30, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

 The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business.  Management has plans to seek additional capital through a private placement and public offering of its common stock. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

 There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE C – INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Provision for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of September 30, 2011 are as follows:

Deferred tax assets:
Net operating loss	$12,615
Income tax rate	34%
4,289
Less valuation allowance	(4,289)
$-

VB Clothing, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the period from the date of inception on October 15, 2010 to

September 30, 2011

NOTE C – INCOME TAXES (Continued)

Through September 30, 2011, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  During the fiscal year ended September 30, 2011, the Company determined that it was more likely than not that it would not realize its deferred tax assets and a valuation allowance was recorded.  At September 30, 2011, the Company had approximately $12,615 of federal and state net operating losses.  The net operating loss carry forwards, if not utilized will begin to expire in 2031.

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the period ended September 30, 2011 is as follows:

U.S. federal statutory income tax rate	34.0%
State tax - net of federal benefit	0.0%
34.0%
Increase in valuation allowance	(34.0%)
Effective tax	0.0%

NOTE D – COMMON STOCK

The Company's articles of incorporation provide for the authorization of seventy million (70,000,000) shares of common stock and five million (5,000,000) shares of preferred stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of September 30, 2011, the Company had 10,000,000 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

On October 15, 2010 the Company issued 5,000,000 shares of common stock at $0.001 par value to Anthony Pasquale, the Company’s president and shareholder for services provided valued at $5,000.

On October 15, 2010 the Company issued 5,000,000 shares of common stock at $0.001 par value to Anthony Pasquale, the Company’s president and shareholder for capital investment totaling $5,000.

NOTE E – RELATED PARTY TRANSACTIONS

The issuance of common stock to Anthony Pasquale was a related party transactions due to the fact that Anthony Pasquale the President/Chief Executive Officer/Secretary/Chief Financial Officer/Principle Accounting Officer of the company. Anthony Pasquale is the company’s sole officer and director, and the company currently operating out of the premises of Mr. Pasquale, the officer and director of the Company, on a rent-free basis for administrative purposes.  There is no written agreement or other material terms or arrangements relating to said arrangement.

The company does not currently have any conflicts of interest by or among its current officer, director, key employee or advisors.  The company has not yet formulated a policy for handling conflicts of interest, however, the company  intends to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

A loan was advanced from the Company’s president/CEO, Anthony Pasquale in the amount of $500 as of September 30, 2011.

NOTE F – SUBSEQUENT EVENTS

The company evaluated all subsequent events or transactions that occurred after September 30, 2011 through the date of this annual report in accordance with FASB ASC 855 “Subsequent Events”.  The Company determined that it did not have any other subsequent events through February 29, 2012, which is the date the financial statements were issued, requiring recording or disclosure in the financial statements for the fiscal year ended September 30, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VB Clothing, Inc.

Date: March 2, 2012

By: /s/ Anthony Pasquale
Anthony Pasquale, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 2, 2012

By: /s/ Anthony Pasquale
Anthony Pasquale, President, Sec., Treasurer and Director
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial and Accounting Officer)