Form 10-Q
period 2011-12-31
VB CLOTHING, INC.
filed 2012-04-02
CIK 1506295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

   X .   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Dec. 31, 2011

       .   Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-170779

VB Clothing, Inc.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	27-3687123
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2087 Desert Prarie St.
Las Vegas, NV	89135
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (702) 530-8665

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

As of March 20, 2012, the issuer had 14,000,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

VB CLOTHING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2011 (unaudited)

C O N T E N T S

Balance Sheets as of December 31, 2011 (unaudited)	5

Statements of Operations for the three months ended December 31, 2011 (unaudited)	6

Statements of Cash Flows for the three months ended December 31, 2011 (unaudited)	7

Notes to the Financial Statements (unaudited)	8

VB Clothing Inc.
(A Development Stage Company)
Unaudited Balance Sheet

December 31, 2011

ASSETS

Current assets
Cash and cash equivalents	$7,000
Total current assets	7,000

Total assets	$7,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$2,115
Advance from shareholder	500
Total current liabilities	2,615

Total liabilities	2,615

Stockholders' (Deficit) Equity
Preferred Stock: $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2011	-
Common Stock: $.001 par value, 70,000,000 shares authorized, 14,000,000 shares issued and outstanding as of Dec. 31, 2011	14,000
Additional paid-in capital	36,000
Accumulated deficits	(40,385)
Total stockholders' (deficit) equity	9,615

Total liabilities and stockholders' (deficit) equity	$7,000

See accompanying notes to financial statements

VB Clothing Inc.
(A Development Stage Company)
Unaudited Statement of Operations

For the Three Month Period ended December 31, 2011

Revenue	$-

Expenses
General and administrative	32,615
Professional fees	2,500
Total expenses	35,115

Net loss	$(35,115)

Basic loss per common share	$(0.00)

Weighted average shares outstanding	13,300,000

See accompanying notes to financial statements

VB Clothing Inc.
(A Development Stage Company)
Unaudited Statement of Cash Flows

For the Three Month Period ended December 31, 2011
Cash flows from operating activities
Net loss	$(35,115)
Issuance of common stock for services
Adjustments to reconcile net income to net cash used by operating activities:
Accounts payable	2,115
Net cash used in operating activities	(33,000)

Cash flows from investing activities	-

Cash flows from financing activities
Advance from shareholder	-
Proceeds from sale of stock	40,000
Net cash provided by financing activities	40,000

Net change in cash	7,025

Cash at beginning of period	(25)

Cash at end of year	$7,000

Supplemental cash flow Information:
Cash paid for interest	$-
Cash paid for income taxes	$-

Supplemental non-cash financing activities:
Issuance of Common Stock for Services	$-

See accompanying notes to financial statements

(Unaudited)

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

Organization, Nature of Business and Trade Name

The Company was incorporated in the State of Nevada on October 15, 2010. The company’s administrative office is located at 2087 Desert Prairie, Las Vegas, Nevada 89135, and its fiscal year end is September 31. The Company’s principal business objective is offering and selling active/leisure design clothing. The Company plans to offer a full line of active/leisure. Initial efforts have focused on finalizing our initial line. The Company’s long-term goal is to develop additional products. The Company’s operations have been limited to general administrative operations and it is attempting to become operational and anticipates sales to begin during the third quarter of operations following the placement of its offering.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $7,000 in cash and cash equivalent at December  31, 2011.

Revenue and Cost Recognition

The Company has no revenues to date from its operations. Once revenues are generated, management will establish a revenue recognition policy.

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, management’s estimates of the recoverability of the amounts due to the Company could be overstated, which could have a negative impact on operations. Since the Company has been in the developmental stage since inception and has no operations to date, there was no accounts receivable at December 31, 2011.

Advertising

Advertising costs are generally expensed as incurred and are included in general and administrative expenses in the accompanying statement of operations for the inception period of October 15, 2010 to December 31, 2011. As of December 31, 2011, there was no advertising costs incurred.

Professional Fee

Professional Fees are generally expensed as incurred and are included in general and administrative expenses in the accompanying statement of operations for the inception period of October 15, 2010 to December 31, 2011. As of December 31, 2011, there are $6,650 in professional fees incurred.

(Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stockholders’ Equity: Common and Preferred stock

The Company's articles of incorporation provide for the authorization of seventy million (70,000,000) shares of common stock and five million (5,000,000) shares of preferred stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations. As of December 31, 2011 the Company had 14,000,000 shares of common stock issued and outstanding. The Company has not issued any shares of preferred stock.

Income Taxes

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

Subsequent Events

The Company evaluated subsequent events and determined that there are no subsequent events to report through the date of the filing of this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

GENERAL DESCRIPTION OF BUSINESS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include inadequate funding the company's inability to anticipate and adapt to a developing market, the failure of the company's infrastructure, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company expects that its operating expenses will increase significantly, especially as it implements its business plan. To the extent that increases in its operating expenses precede or are not followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

RESULTS OF OPERATIONS

The Company has achieved no revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $35,115 for the three months ended Dec. 31, 2011, compared with a net loss of $9,225 for the three months ended Dec. 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on Sept. 30, 2011 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2011 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in the Company’s Form 10K for the period ended Sept. 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: March 29, 2012

VB Clothing, Inc.
Registrant

By: /s/ Anthony Pasquale
Anthony Pasquale Chairman of the Board Chief Executive Officer