Form 10-K/A
period 2011-09-30
VB CLOTHING, INC.
filed 2012-04-24
CIK 1506295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 1, 2012 was 9,000,000 shares.

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

Title of Class	Name, Title and Address of Beneficial Owner of Shares (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common	Anthony Pasquale, President, CEO, and Director	5,000,000	71%

All Officers and Directors as a Group		5,000,000	71%

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

/s/ Sam Kan & Company

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

For the Period from Inception on October 15, 2010 to September 30, 011

Revenue	$-

Expenses
General and administrative	12,615
Total expenses	12,615

Net loss	$(12,615)

Basic loss per common share	$(0.00)

Weighted average shares outstanding	10,000,000

See accompanying notes to financial statements

VB Clothing Inc.

(A Development Stage Company)

Statement of Changes in Stockholders' (Deficit) Equity

	Preferred Stock		Common Stock		Additional paid in capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance, October 15, 2010 (Inception)
Common stock issued for cash	-	$-	5,000,000	$5,000	$-	$-	$5,000
Common stock issued for service	-	-	5,000,000	5,000	-	-	5,000
Net Loss, Period ended September 30, 2011	-	-	-	-	-	(12,615)	(12,615)
Balance, September 30, 2011	-	$-	10,000,000	$10,000	$-	$(12,615)	$(2,615)

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

Date: April 23, 2012

By: /s/ Anthony Pasquale
Anthony Pasquale, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 23, 2012

By: /s/ Anthony Pasquale
Anthony Pasquale, President, Sec., Treasurer and Director
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial and Accounting Officer)