Form 10-Q/A
period 2011-12-31
VB CLOTHING, INC.
filed 2012-05-21
CIK 1506295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

As of My 15, 2012, the issuer had 14,000,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

VB CLOTHING INC.

(A Development Stage Company)

Unaudited Financial Statements

December 31, 2011

VB CLOTHING INC.

(A Development Stage Company)

Unaudited Financial Statements

December 31, 2011

Page(s)

Balance sheet as of December 31, 2011 and September 30, 2011	5

Statements of operations for the three months ended December 31, 2011 and 2010, and for the period from inception on October 15, 2010 to December 31, 2011	6

Statements of cash flows for the three months ended December 31, 2011 and 2010, and for the period from inception on October 15, 2010 to December 31, 2011	7

Notes to unaudited financial statements	8

VB Clothing Inc.
(A Development Stage Company)
Balance Sheet

	December 31,	September 30,
	2011	2011
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$7,000	$-
Total current assets	7,000	-

Total assets	$7,000	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$2,090	$2,115
Advance from shareholder	525	500
Total current liabilities	2,615	2,615

Total liabilities (all current)	2,615	2,615

Stockholders' (deficit) equity
Preferred Stock: $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2011 and September 30, 2011.	-	-
Common Stock: $.001 par value, 70,000,000 shares authorized, 48,500,000 and 10,000,000 shares issued and outstanding as of December 31, 2011 and September 30, 2011.	48,500	10,000
Additional paid in capital	-	-
Deficit accumulated during the development stage	(44,115)	(12,615)
Total stockholders' (deficit) equity	4,385	(2,615)

Total liabilities and stockholders' equity	$7,000	$-

See accompanying notes to financial statements

VB Clothing Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	For the Period From Inception on October 15, 2010 to December 31, 2011

Revenue	$-	$-	$-

Expenses
General and administrative	-	-	-
Professional fees	31,500	9,225	44,115
Total operating expenses	31,500	9,225	44,115

Net loss	$(31,500)	$(9,225)	$(44,115)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	13,476,298	10,000,000

See accompanying notes to financial statements

VB Clothing Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	From the Inception on October 15, 2010 to December 31, 2011
Cash flows from operating activities
Net loss	$(31,500)	$(9,225)	$(44,115)
Adjustments to reconcile net income to net cash used by operating activities:
Accounts payable	(25)	-	2,090
Advance from shareholders	25	-	525
Net cash used in operating activities	(31,500)	(9,225)	(41,500)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from sale of stock	38,500	10,000	48,500
Net cash provided by financing activities	38,500	10,000	48,500

Net change in cash	7,000	775	7,000

Cash at beginning of period	-	-	-

Cash at end of period	$7,000	$775	$7,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

VB Clothing Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' (Deficit) Equity

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, November 4, 2011 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash	8,000,000	8,000	5,025	-	13,025
Net Loss, Period December 31, 2011	-	-	-	11,090	(11,090)
Balance, December 31, 2011	8,000,000	$8,000	$5,025	$(11,090)	$1,935

See accompanying notes to financial statements

VB Clothing Inc.

(A Development Stage Company)

Notes To Unaudited Financial Statements

December 31, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows December 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2011 audited financial statements.  The results of operations for the periods ended December 31, 2011 is not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – COMMON STOCK

The Company's articles of incorporation provide for the authorization of seventy million (70,000,000) shares of common stock and five million (5,000,000) shares of preferred stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of December 30, 2011, the Company had 48,500,000 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

On November 22, 2011 the Company issued 38,500,000 shares of common stock at $0.001 par value to various shareholders in exchange for cash of $38,500.

NOTE 4 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to the nine months ended December 31, 2011 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosures are required.

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

RESULTS OF OPERATIONS

The Company has achieved no revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $31,500 for the three months ended Dec. 31, 2011, compared with a net loss of $9,225 for the three months ended Dec. 31, 2010.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 18, 2012

VB Clothing, Inc.
Registrant

By: /s/ Anthony Pasquale
Anthony Pasquale Chairman of the Board Chief Executive Officer