Form 10-Q
period 2012-06-30
VB CLOTHING, INC.
filed 2012-08-27
CIK 1506295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Yes   X  . No      .

As of August 15, 2012, the issuer had 14,000,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

VB CLOTHING INC.

(A Development Stage Company)

Unaudited Financial Statements

June 30, 2012

VB CLOTHING INC.

(A Development Stage Company)

Unaudited Financial Statements

June 30, 2012

VB Clothing Inc.
(A Development Stage Company)
Balance Sheet

	June 30,	September 30,
	2012	2011
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$602	$-
Total current assets	602	-

Total assets	$602	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Currnet liabilities
Accounts payable	$1,640	$2,115
Advance from shareholder	1,125	500
Total current liabilities	2,765	2,615

Total liabilities (all current)	2,765	2,615

Stockholders' (deficit) equity
Preferred Stock: $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2012 and September 30, 2011.	-	-
Common Stock: $.001 par value, 70,000,000 shares authorized, 48,500,000 and 10,000,000 shares issued and outstanding as of June 30, 2012 and September 30, 2011.	48,500	10,000
Additional paid in capital	-	-
Deficit accumulated during the development stage	(50,663)	(12,615)
Total stockholders' (deficit) equity	(2,163)	(2,615)

Total liabilities and stockholders' (deficit) equity	$602	$-

See accompanying notes to financial statements

VB Clothing Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011	For the Period from Inception on October 15, 2010 to June 30, 2012

Revenue	$-	$-	$-	$-	$-

Expenses
General and administrative	-	-	38,048	9,225	50,663
Total operating expenses	-	-	38,048	9,225	50,663

Net loss	$-	$-	$(38,048)	$(9,225)	$(50,663)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	14,000,000	10,000,000	14,000,000	10,000,000

See accompanying notes to financial statements

VB Clothing Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' (Deficit) Equity

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, November 4, 2011 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash	8,000,000	8,000	5,025	-	13,025
Net Loss, through Period June 30, 2012	-	-	-	38,048	(38,048)
Balance, June 30, 2012	8,000,000	$8,000	$5,025	$(38,048)	$(25,023)

See accompanying notes to financial statements

VB Clothing Inc.

(A Development Stage Company)

Notes To Unaudited Financial Statements

June 30, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2011 audited financial statements.  The results of operations for the periods ended June 30, 2012 is not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to the six months ended June 30, 2012 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosures are required.

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

RESULTS OF OPERATIONS

The Company has achieved no revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $0 for the three months ended June 30, 2012, compared with a net loss of $0 for the three months ended June 30, 2011.

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

As of June 30, 2012 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 27, 2012

VB Clothing, Inc.
Registrant

By: /s/ Anthony Pasquale
Anthony Pasquale Chairman of the Board Chief Executive Officer