Form 10-Q/A
period 2012-03-31
VB CLOTHING, INC.
filed 2012-12-05
CIK 1506295

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

ITEM 1 FINANCIAL STATEMENTS

VB CLOTHING INC.

(A Development Stage Company)

Unaudited Financial Statements

March 31, 2012

VB CLOTHING INC.

(A Development Stage Company)

Unaudited Financial Statements

March 31, 2012

Page(s)

Balance sheet as of March 31, 2012 and September 30, 2011	5

Statements of operations for the three and six months ended March 31, 2012 and 2011, and for the period from inception on October 15, 2010 to March 31, 2012	6

Statements of cash flows for the six months ended March 31, 2012 and 2011, and for the period from inception on October 15, 2010 to March 31, 2012	7

Notes to unaudited financial statements	8

VB Clothing Inc.
(A Development Stage Company)
Balance Sheet

	March 31,	September 30,
	2012	2011
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$602	$-
Total current assets	602	-

Total assets	$602	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Currnet liabilities
Accounts payable	$1,640	$2,115
Advance from shareholder	1,125	500
Total current liabilities	2,765	2,615

Total liabilities (all current)	2,765	2,615

Stockholders' (deficit) equity
Preferred Stock: $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2012 and September 30, 2011.	-	-
Common Stock: $.001 par value, 70,000,000 shares authorized, 14,000,000 and 10,000,000 shares issued and outstanding as of March 31, 2012 and September 30, 2011.	14,000	10,000
Additional paid in capital	34,500	-
Deficit accumulated during the development stage	(50,663)	(12,615)
Total stockholders' (deficit) equity	(2,163)	(2,615)

Total liabilities and stockholders' (deficit) equity	$602	$-

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  Date: December 4, 2012

VB Clothing, Inc.
Registrant

/s/ Anthony Pasquale
By:	Anthony Pasquale
Chairman of the Board Chief Executive Officer