Form 10-Q/A
period 2012-06-30
VB CLOTHING, INC.
filed 2012-12-05
CIK 1506295

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

ITEM 1 FINANCIAL STATEMENTS

VB CLOTHING INC.

(A Development Stage Company)

Unaudited Financial Statements

June 30, 2012

VB CLOTHING INC.

(A Development Stage Company)

Unaudited Financial Statements

June 30, 2012

VB Clothing Inc.
(A Development Stage Company)
Balance Sheet

	June 30,	September 30,
	2012	2011
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$602	$-
Total current assets	602	-

Total assets	$602	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$1,640	$2,115
Advance from shareholder	1,125	500
Total current liabilities	2,765	2,615

Total liabilities (all current)	2,765	2,615

Stockholders' (deficit) equity
Preferred Stock: $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2012 and September 30, 2011.	-	-
Common Stock: $.001 par value, 70,000,000 shares authorized, 148,000,000 and 10,000,000 shares issued and outstanding as of June 30, 2012 and September 30, 2011.	14,000	10,000
Additional paid in capital	34,500	-
Deficit accumulated during the development stage	(50,663)	(12,615)
Total stockholders' (deficit) equity	(2,163)	(2,615)

Total liabilities and stockholders' (deficit) equity	$602	$-

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

VB Clothing
Registrant

/s/ Anthony Pasquale
By:	Anthony Pasquale
Its:	Chairman of the Board Chief Executive Officer