Form 10-K
period 2012-09-30
VB CLOTHING, INC.
filed 2013-01-15
CIK 1506295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

Commission file number: 333-170779

VB Clothing, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	27-3687123
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

For the year ended September 30, 2012, the issuer had no revenues.

The Company’s common stock, $.001 par value is not traded on any exchange.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of January 14, 2013 was 14,000,000 shares.

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

Employees

At September 30, 2012, the Company had 1 employee, the Company’s officer and director, who devotes part time efforts to the Company and whom has not taken any salary as of September 30, 2012.  None of its employees were represented by a collective bargaining arrangement.

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

None.

PART II

ITEM 5.

MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is cleared for trading on the OTCBB but there have been no trades as of the date of this filing.  No assurance can be given that any active market for our Common Stock will ever develop.

(b) Holders. As of December 1, 2012, there were 37 record holders of all of our issued and outstanding shares of Common Stock.

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

 (ii) RESULTS OF OPERATIONS

The Company has earned no revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $41,098 for the year ended September 30, 2012, as compared to a net loss of $12,615 for 2011. From the date of inception October 15, 2012, to September 30, 2012, the Company lost a total of $53,713. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of September 30, 2012, the Company had a cash of $342 compared to cash of $0 as September 30, 2011.

For the most recent fiscal year, 2012, the Company incurred a loss in the amount of $41,098 and 12,615 for 2011. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from October 15, 2012 (date of inception) through September 30, 2012, the Company has incurred an accumulated net loss of $53,713 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2012.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of September 30, 2012, the company was authorized to issue 70,000,000 shares of common stock and 5,000,000 shares of its preferred stock.

Commitments

We do not have any commitments, which are required to be disclosed in tabular form as of September 30, 2012.

Off-Balance Sheet Arrangements

As of September 30, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

1.

We did not maintain appropriate cash controls – As of September 30, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

2.

We did not implement appropriate information technology controls – As at September 30, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of September 30, 2012:

Name	Age	Position	Period of Service(1)(2)
Anthony Pasquale	32	President, Secretary, Treasurer, Director	Since October 15, 2010

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

Background of Directors, Executive Officers, Promoters and Control Persons

ANTHONY PASQUALE, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Mr. Pasquale has been instrumental in the development stage and start-up phase of several small businesses since 2005.  Prior business leadership experience.which includes 24HR Fitness USA, Inc. and Anytime Fitness LLC.  He is the founder of VB Clothing Inc. and is the General Manager of Operations for Lifestyle Fitness in Las Vegas. Mr. Pasquales’ responsibilities include managing the acquisitions of properties and the oversight of construction new and existing projects. Mr. Pasquale attended University of Nevada Las Vegas for business management.  Mr. Pasquale has an open major.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended September 30, 2012 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

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

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary*	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total Compensation
Anthony Pasquale Chairman of the Board, CFO, CEO, President, Sec. Treas, Dir	2011	$0	0	$5,000	0	0	0	0	$5,000
	2012	0	0	0	0	0	0	0	0

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of September 30, 2012 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

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

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of September 30, 2012 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

Audit Fees

The aggregate fees billed by Sam Kan & Company’s for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $5,500 for the fiscal year ended September 30, 2012 and $2,500 for 2011.

Audit-Related Fees

There were no fees billed by Sam Kan & Company for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended September 30, 2012 and 2011, respectively.

Tax Fees

The aggregate fees billed by Sam Kan & Company’s for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended September 30, 2012 and 2011, respectively.

All Other Fees

There were no fees billed by Sam Kan & Company for other products and services for the fiscal years ended September 30, 2012 and 2011, respectively.

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

•

Report of Independent Registered Public Accounting Firm 2012

•

Balance Sheets at September 30, 2012

•

Statements of Operations for the year ended September 30, 2012 and for the cumulative period from October 15, 2010 (Date of Inception) to September 30, 2012

•

Statements of Changes in Shareholders’ Deficiency for the period from October 15, 2010 (Date of Inception) to September 30, 2012

•

Statements of Cash Flows for the year ended September 30, 2012, and for the cumulative period from October 15, 2010 (Date of Inception) to September 30, 2012

•

Notes to Financial Statements

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

VB CLOTHING INC.

(A Development Stage Company)

Financial Statements

September 30, 2012 and 2011

Page(s)
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet as of September 30, 2012 and 2011	F-3

Statements of Operations for the years ended September 30, 2012, the period from October 15, 2010 (inception) to September 30, 2011 and October 15, 2010 (inception) to September 30, 2012	F-4

Statement of Changes in Stockholders' (Deficit) Equity cumulative for the period from October 15, 2010 (inception) to September 30, 2012	F-5

Statements of Cash Flows for the year ended September 30, 2012, the period from October 15, 2010 (inception) to September 30, 2011 and October 15, 2010 to September 30, 2012	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

VB Clothing, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of VB Clothing, Inc. (hereinafter the “Company”), as of September 30, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended September 30, 2012, the period from inception on October 15, 2010 to September 30, 2012, and the period from inception on October 15, 2010 to September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of September 30, 2012 and 2011, and the results of its operations and cash flows for the year ended September 30, 2012, the period from inception on October 15, 2010 to September 30, 2012, and the period from inception on October 15, 2010 to September 30, 2012 are in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company

Sam Kan & Company

January 15, 2013

Alameda, California

VB Clothing Inc.
(A Development Stage Company)
Balance Sheets

	September 30,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$342	$-
Total current assets	342	-

Total assets	$342	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$2,630	$2,115
Advance from shareholder	2,925	500
Total current liabilities	5,555	2,615

Total liabilities	5,555	2,615

Stockholders' (Deficit) Equity
Preferred Stock: $0.001 par value, 5,000,000 shares authorized, none share issued and outstanding as of September 30, 2012 and 2011	-	-
Common Stock: $0.001 par value, 70,000,000 shares authorized, 48,500,000 and 10,000,000 shares issued and outstanding as of September 30, 2012 and 2011 respectively	48,500	10,000
Additional paid-in capital	-	-
Accumulated deficit	(53,713)	(12,615)
Total stockholders' (deficit) equity	(5,213)	(2,615)

Total liabilities and stockholders' (deficit) equity	$342	$-

See accompanying notes to financial statements

VB Clothing Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended September 30, 2012	Period of September October 15, 2010 (Inception) to September 30, 2011	Period of October 15, 2010 (Inception) to September 30, 2012

Revenue	$-	$-	$-

Operating expenses
General and administrative	41,098	12,615	53,713
Total operating expenses	41,098	12,615	53,713

Net loss	$(41,098)	$(12,615)	$(53,713)

Basic and diluted loss per common share	$0.00	$0.00

Weighted average shares outstanding	26,860,530	10,000,000

See accompanying notes to financial statements

VB Clothing Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' (Deficit) Equity

	Preferred Stock		Common Stock		Additional paid in capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, October 15, 2010 (Inception)
Common stock issued for cash	-	$-	5,000,000	$5,000	$-	$-	$5,000
Common stock issued for service	-	-	5,000,000	5,000	-	-	5,000
Net Loss, Period ended September 30, 2011	-	-	-	-	-	(12,615)	(12,615)
Balance, September 30, 2011	-	$-	10,000,000	$10,000	$-	$(12,615)	$(2,615)

Common stock issued for cash	-	$-	38,500,000	$38,500	$-	$-	$38,500
Common stock issued for service	-	-	-	-	-	-	-
Net loss, Period ended September 30, 2012	-	-	-	-	-	(41,098)	(41,098)
Balance, September 30, 2012	-	$-	48,500,000	$48,500	$-	$(53,713)	$(5,213)

See accompanying notes to financial statements

VB Clothing Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended September 30, 2012	Period of September October 15, 2010 (Inception) to September 30, 2011	Period of October 15, 2010 (Inception) to September 30, 2012
Cash flows from operating activities
Net loss	$(41,098)	$(12,615)	$(53,713)
Issuance of common stock for services	-	5,000	5,000
Adjustments to reconcile net income to net
cash used by operating activities:
Accounts payable	515	2,115	2,630
Net cash used in operating activities	(40,583)	(5,500)	(46,083)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Advance from shareholder	2,425	500	2,925
Proceeds from sales of stock	38,500	5,000	43,500
Net cash provided by financing activities	40,925	5,500	46,425

Net change in cash	342	-	342

Cash at beginning of period	-	-	-

Cash at end of year	$342	$-	$342

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental non-cash financing activities:
Issuance of Common Stock for Services	$-	$5,000	$5,000

See accompanying notes to financial statements

VB Clothing Inc.

(A Development Stage Company)

Notes To Financial Statements

September 30, 2012 and 2011

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had none cash and cash equivalent at September 30, 2012 and 2011 respectively.

Revenue and Cost Recognition

The Company has no revenues to date from its operations.  Once revenues are generated, management will establish a revenue recognition policy.

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables.  If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, management’s estimates of the recoverability of the amounts due to the Company could be overstated, which could have a negative impact on operations. Since the Company has been in the developmental stage since inception and has no operations to date, there was no accounts receivable at September 30, 2012 and 2011.

Advertising

Advertising costs are generally expensed as incurred and are included in general and administrative expenses in the accompanying statement of operations.   As of September 30, 2012 and 2011, there was no advertising costs incurred.

VB Clothing Inc.

(A Development Stage Company)

Notes To Financial Statements

September 30, 2012 and 2011

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Professional Fee

Professional Fees are generally expensed as incurred and are included in general and administrative expenses in the accompanying statement of operations for the fiscal year ended September 30, 2011. The Company had $33,000 and $4,590 professional fee incurred for the purpose of audit service and the stocks issuing as of September 30, 2012 and 2011 respectively.

Stockholders’ Equity: Common and Preferred stock

The Company's articles of incorporation provide for the authorization of seventy million (70,000,000) shares of common stock and five million (5,000,000) shares of preferred stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of September 30, 2012 and 2011, the Company had 48,500,000 and 10,000,000 shares of common stock issued and outstanding respectively.  The Company has not issued any shares of preferred stock.

Income Taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

VB Clothing Inc.

(A Development Stage Company)

Notes To Financial Statements

September 30, 2012 and 2011

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's financial statements. There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

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

As of September 30, 2012 and 2011, the Company did not have any long-lived assets. The above accounting policies will be adopted upon the Company maintains any long-lived assets.

Concentration of Risk

A significant amount of the Company’s assets and resources are dependent on the financial support of the shareholders, should the shareholders determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

VB Clothing Inc.

(A Development Stage Company)

Notes To Financial Statements

September 30, 2012 and 2011

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

As of September 30, 2012 and 2011 the Company does not own any property and/or equipment. The Company currently is using one of the shareholders primary residences as office space. The company does not pay rent for the use of the space. Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

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

NOTE B – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the company.

NOTE C – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ACS 740 “Income Taxes,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended September 30, 2012 or 2011, applicable under ACS 740. As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

VB Clothing Inc.

(A Development Stage Company)

Notes To Financial Statements

September 30, 2012 and 2011

NOTE C – INCOME TAXES (Continued)

The component of the Company’s deferred tax asset as of September 30, 2012 and 2011 is as follows:

	2012	2011
Net operating loss carry forward	41,098	12,615
Valuation allowance	(41,098)	(12,615)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 34% statutory rate to the income tax recorded is as follows:

	2012	2011
Net operating loss carry forward	13,973	4,289
Valuation allowance	(13,973)	(4,289)
Net deferred tax asset	$-	$-

NOTE D – COMMON STOCK

The Company's articles of incorporation provide for the authorization of seventy million (70,000,000) shares of common stock and five million (5,000,000) shares of preferred stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations. As of September 30, 2012, the Company had 14,000,000 shares of common stock issued and outstanding. The Company has not issued any shares of preferred stock.

On October 15, 2010 the Company issued 5,000,000 shares of common stock at $0.001 par value to Anthony Pasquale, the Company’s president and shareholder for services provided valued at $5,000.

On October 15, 2010 the Company issued 5,000,000 shares of common stock at $0.001 par value to Anthony Pasquale, the Company’s president and shareholder for capital investment totaling $5,000.

On November 22, 2011, the Company issued 38,500,000 shares of common stock at $0.001 par value to 36 new shareholders for capital investment totaling $38,500 in cash.

NOTE E – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities, and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

During the year ended September 30, 2012 the Company received loans from related parties totaling $2,925 to fund operations. These loans are non-interest bearing, due on demand and as such are included in current liabilities. Imputed interest has been considered, but was determined to be immaterial to the financial statements as a whole.

NOTE F – WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE G – SUBSEQUENT EVENTS

The company has evaluated subsequent events from the balance sheet date through the date of this filing and determined there are no events to disclose.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VB Clothing, Inc.

Date: January 15, 2013

By: /s/ Anthony Pasquale
Anthony Pasquale, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 15, 2013

By: /s/ Anthony Pasquale
Anthony Pasquale, President, Sec., Treasurer and Director
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial and Accounting Officer)