Form 10-K/A
period 2012-09-30
VB CLOTHING, INC.
filed 2013-02-05
CIK 1506295

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

Audit Fees

The aggregate fees billed by Sam Kan & Company’s for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,500 for the fiscal year ended September 30, 2012 and $2,500 for 2011.

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

VB CLOTHING INC.

(A Development Stage Company)

Financial Statements

September 30, 2012 and 2011

Contents

Page(s)
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of September 30, 2012 and 2011	F-3

Statements of Operations for the year ended September 30, 2012, the period of October 15, 2010 (Inception) to September 30, 2011 and October 15, 2010 to September 30, 2012	F-4

Statements of Changes in Stockholders' (Deficit) Equity cumulative from October 15, 2010 (Inception) to September 30, 2012	F-5

Statements of Cash Flows for the year ended September 30, 2012, the period of October 15, 2010 (inception) to September 30, 2011 and October 15, 2010 to September 30, 2012	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

VB Clothing, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of VB Clothing, Inc. (hereinafter the “Company”), as of September 30, 2012, and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended September 30, 2012, the period from inception on October 15, 2010 to September 30, 2012, and the period from inception on October 15, 2010 to September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note G to the financial statements, the Company has restated the financial statements for the years ended September 30, 2012 and the period from inception on October 15, 2010 to September 30, 2012 due to the Company changed the manner in which it accounts for the stock issuance to be consistent with generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of September 30, 2012, and 2011, and the results of its operations and cash flows for the year ended September 30, 2012, the period from inception on October 15, 2010 to September 30, 2012, and the period from inception on October 15, 2010 to September 30, 2012 are in conformity with U.S. generally accepted accounting principles.

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

/s/ Sam Kan & Company

Sam Kan & Company

January 30, 2013

Alameda, California

VB Clothing Inc.
(A Development Stage Company)
Balance Sheets

	(Restated)
	September 30,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$342	$-
Total current assets	342	-

Total assets	$342	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$2,630	$2,115
Advance from shareholder	2,925	500
Other payable	1,400	-
Total current liabilities	6,955	2,615

Total liabilities	6,955	2,615

Stockholders' (Deficit) Equity
Preferred Stock: $0.001 par value, 5,000,000 shares authorized, none share issued and outstanding as of September 30, 2012 and 2011	-	-
Common Stock: $0.001 par value, 70,000,000 shares authorized, 13,920,000 and 10,000,000 shares issued and outstanding as of September 30, 2012 and 2011 respectively	13,920	10,000
Additional paid-in capital	35,280	-
Accumulated deficit	(55,813)	(12,615)
Total stockholders' (deficit) equity	(6,613)	(2,615)

Total liabilities and stockholders' (deficit) equity	$342	$-

See accompanying notes to financial statements

VB Clothing Inc.
(A Development Stage Company)
Statements of Operations

	(Restated)		(Restated)
	Year Ended September 30, 2012	Period of October 15, 2010 (Inception) to September 30, 2011	Period of October 15, 2010 (Inception) to September 30, 2012

Revenue	$-	$-	$-

Operating expenses
General and administrative	43,198	12,615	55,813
Total operating expenses	43,198	12,615	55,813

Net loss	$(43,198)	$(12,615)	$(55,813)

Basic and diluted loss per common share	$0.00	$0.00

Weighted average shares outstanding	13,363,060	10,000,000

See accompanying notes to financial statements

VB Clothing Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' (Deficit) Equity (Restated)

	Preferred Stock		Common Stock		Additional paid in capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, October 15, 2010 (Inception)
Common stock issued for cash	-	$-	5,000,000	$5,000	$-	$-	$5,000
Common stock issued for service	-	-	5,000,000	5,000	-	-	5,000
Net Loss, Period ended September 30, 2011	-	-	-	-	-	(12,615)	(12,615)
Balance, September 30, 2011	-	$-	10,000,000	$10,000	$-	$(12,615)	$(2,615)

Common stock issued for cash	-	$-	3,710,000	$3,710	$33,390	$-	$37,100
Common stock issued for service	-	-	210,000	210	1,890	-	2,100
Net loss, Period ended September 30, 2012	-	-	-	-	-	(43,198)	(43,198)
Balance, September 30, 2012	-	$-	13,920,000	$13,920	$35,280	$(55,813)	$(6,613)

See accompanying notes to financial statements

VB Clothing Inc.
(A Development Stage Company)
Statements of Cash Flows

	(Restated)		(Restated)
	Year Ended September 30, 2012	Period of October 15, 2010 (Inception) to September 30, 2011	Period of October 15, 2010 (Inception) to September 30, 2012
Cash flows from operating activities
Net loss	$(43,198)	$(12,615)	$(55,813)
Adjustments to reconcile net income to net cash used by operating activities:

Issuance of common stock for services	2,100	5,000	7,100
Changes in assets and liabilities:
Accounts payable	515	2,115	2,630
Advance from shareholder	2,425	500	2,925
Other payable	1,400	-	1,400
Net cash used in operating activities	(36,758)	(5,000)	(41,758)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from sales of stock	37,100	5,000	42,100
Net cash provided by financing activities	37,100	5,000	42,100
Net change in cash	342	-	342

Cash at beginning of period	-	-	-

Cash at end of year	$342	$-	$342

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental non-cash financing activities:
Issuance of Common Stock for Services	$2,100	$5,000	$7,100

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

Organization, Nature of Business and Trade Name

The Company was incorporated in the State of Nevada on October 15, 2010. The company’s administrative office is located at 2087 Desert Prairie St., Las Vegas, Nevada 89135, and its fiscal year end is September 30. The Company’s principal business objective is offering and selling active/leisure fashion design clothing. The Company plans to offer a full line of active/leisure wear including tops, shorts, T-shirts, and hats.  Initial efforts have focused on finalizing our initial line of designer jeans and shorts for women.  The Company’s long-term goal is to develop unisex clothing followed by the transition into men’s fashions. The Company’s operations have been limited to general administrative operations and it is attempting to become operational and anticipates sales to begin during the third quarter of operations following the placement of its offering.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $342 and none cash and cash equivalent at September 30, 2012 and 2011 respectively.

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

Advertising

Advertising costs are generally expensed as incurred and are included in general and administrative expenses in the accompanying statement of operations. As of September 30, 2012 and 2011, there was no advertising cost incurred.

VB Clothing Inc.

(A Development Stage Company)

Notes To Financial Statements

September 30, 2012 and 2011

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Professional Fee

Professional Fees are generally expensed as incurred and are included in general and administrative expenses in the accompanying statement of operations. The Company had $36,000 and $4,590 professional fee incurred for the purpose of audit service and the stocks issuing as of September 30, 2012 and 2011 respectively.

Stockholders’ Equity: Common and Preferred stock

The Company's articles of incorporation provide for the authorization of seventy million (70,000,000) shares of common stock and five million (5,000,000) shares of preferred stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of September 30, 2012, and 2011, the Company had 13,920,000 and 10,000,000 shares of common stock issued and outstanding respectively.  The Company has not issued any shares of preferred stock.

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

Recent Issue Accounting Pronouncements

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

As of September 30, 2012, and 2011, the Company did not have any long-lived assets. The above accounting policies will be adopted upon the Company maintains any long-lived assets.

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

(A Development Stage Company)

Notes To Financial Statements

September 30, 2012 and 2011

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

As of September 30, 2012, and 2011 the Company does not own any property and/or equipment. The Company currently is using one of the shareholders primary residences as office space. The company does not pay rent for the use of the space. Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

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

VB Clothing Inc.

(A Development Stage Company)

Notes To Financial Statements

September 30, 2012 and 2011

NOTE C – INCOME TAXES (Continued)

The component of the Company’s deferred tax asset as of September 30, 2012 and 2011 is as follows:

	2012	2011
Net operating loss carry forward	43,198	12,615
Valuation allowance	(43,198)	(12,615)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 34% statutory rate to the income tax recorded is as follows:

	2012	2011
Net operating loss carry forward	14,687	4,289
Valuation allowance	(14,687)	(4,289)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the periods ended September 30, 2012 or 2011.

The net federal operating loss carry forward will expire in 2031.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE D – COMMON STOCK

The Company's articles of incorporation provide for the authorization of seventy million (70,000,000) shares of common stock and five million (5,000,000) shares of preferred stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of

September 30, 2012, the Company had 13,920,000 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

On October 15, 2010 the Company issued 5,000,000 shares of common stock at $0.001 par value to Anthony Pasquale, the Company’s president and shareholder for services provided valued at $5,000.

On October 15, 2010 the Company issued 5,000,000 shares of common stock at $0.001 par value to Anthony Pasquale, the Company’s president and shareholder for capital investment totaling $5,000.

On November 22, 2011, the Company issued 3,920,000 shares of common stock at $0.01 par value to new shareholders for capital investment totaling $37,100 in cash and $2,100 for services provided.

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

VB Clothing Inc.

(A Development Stage Company)

Notes To Financial Statements

September 30, 2012 and 2011

NOTE E – RELATED PARTY TRANSACTIONS (Continued)

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

NOTE G – RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated the financial statements as originally presented in the 10-K filed on January 15, 2013. The changes and explanation of such are as follows:

	Year Ended September 30, 2012

	Originally	Restatement		As
Balance sheet Items	Reported	Adjustment		Restated

Other payable	-	1,400	(a)	1,400

Common stock	48,500	(34,580)	(b)	13,920

Additional paid-in capital	-	35,280	(b)	35,280

Accumulated deficit	(53,713)	(2,100)	(c)	(55,813)

Total stockholders' (deficit) equity	(5,213)	(1,400)	(a)	(6,613)

	Year Ended September 30, 2012

	Originally	Restatement		As
Statements of Operations Items	Reported	Adjustment		Restated
General and administrative	41,098	2,100	(c)	43,198
Net loss	(41,098)	(2,100)	(c)	(43,198)
Weighted average shares outstanding	26,860,530	(13,497,470)	(d)	13,363,060

NOTE G – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

	Period of October 15, 2010 (Inception) to September 30, 2012

	Originally	Restatement		As
Statements of Operations Items	Reported	Adjustment		Restated
General and administrative	53,713	2,100	(c)	55,813
Net loss	(53,713)	(2,100)	(c)	(55,813)

	Year Ended September 30, 2012

	Originally	Restatement		As
Statements of Cash Flows	Reported	Adjustment		Restated
Net loss	(41,098)	(2,100)	(c)	(43,198)
Issuance of common stock for services	-	2,100	(c)	2,100
Other payable	-	1,400	(a)	1,400
Proceeds from sales of stock	38,500	(1,400)	(a)	37,100

	Period of October 15, 2010 (Inception) to September 30, 2012

	Originally	Restatement		As
Statements of Cash Flows	Reported	Adjustment		Restated
Net loss	(53,713)	(2,100)	(c)	(55,813)
Issuance of common stock for services	5,000	2,100	(c)	7,100
Other payable	-	1,400	(a)	1,400
Proceeds from sales of stock	43,500	(1,400)	(a)	42,100

(a)

Reflects restatement due to the fact that the original presentation had not accounted for the cancellation of stock subscription from a few investors.

(b)

Reflects restatement from original presentation to properly reflect the stock subscription price.

(c)

Reflects restatement due to the fact that the original presentation had not accounted for the stock issuance for services provided.

(d)

Reflects restatement from original presentation to properly reflect the weighted average shares outstanding.

NOTE H – SUBSEQUENT EVENTS

During January of 2013 the company entered into negotiations to acquire an acquisition candidate.   As of the date of this filing no agreement has been executed between the parties.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VB Clothing, Inc.

Date: February 5, 2013

By: /s/ Anthony Pasquale
Anthony Pasquale, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 5, 2013

By: /s/ Anthony Pasquale
Anthony Pasquale, President, Sec., Treasurer and Director
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial and Accounting Officer)