Form 10-Q
period 2012-12-31
VB CLOTHING, INC.
filed 2013-02-05
CIK 1506295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________to __________

Commission File Number: 333-170779

VB Clothing Inc.

(Exact name of registrant as specified in its charter)

NEVADA	27-3687123
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2087 Desert Prarie St.
Las Vegas, NV	89135
(Address of principal executive offices)	(Zip Code)

(702) 530-8665
(Registrant's telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No  X .

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

Yes  X . No      .

As of January 31, 2013, the issuer had 13,920,000 shares of common stock issued and outstanding.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to VB Clothing Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VB CLOTHING INC.

(A Development Stage Company)

Unaudited Condensed Financial Statements

December 31, 2012

Page(s)

Balance sheet as of December 31, 2012 and September 30, 2012	4

Statements of operations for the three months ended December 31, 2012 and 2011, and for the period from inception on October 15, 2010 to December 31, 2012	5

Statements of cash flows for the three months ended December 31, 2012 and 2011, and for the period from inception on October 15, 2010 to December 31, 2012	6

Notes to unaudited condensed financial statements	7

VB Clothing Inc.
(A Development Stage Company)
Condensed Balance Sheets

	December 31,	September 30,
	2012	2012
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$302	$342
Total current assets	302	342

Total assets	$302	$342

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$2,630	$2,630
Advance from shareholder	6,425	2,925
Other payable	1,400	1,400
Total current liabilities	10,455	6,955

Total liabilities (all current)	10,455	6,955

Stockholders' (deficit) equity
Preferred Stock: $0.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2012 and September 30, 2012.	-	-
Common Stock: $0.001 par value, 70,000,000 shares authorized, 13,920,000 shares issued and outstanding as of December 31, 2012 and September 30, 2012.	13,920	13,920
Additional paid in capital	35,280	35,280
Deficit accumulated during the development stage	(59,353)	(55,813)
Total stockholders' (deficit) equity	(10,153)	(6,613)

Total liabilities and stockholders' (deficit) equity	$302	$342

See accompanying notes to financial statements

VB Clothing Inc.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	Three Months Ended December 31,		For the Period from Inception on October 15, 2010 to December 31, 2012

	2012	2011
		(Restated)	(Restated)
Revenue	$-	$-	$-

Expenses
General and administrative	3,500	-	3,500
Professional fees	40	33,600	55,853
Total operating expenses	3,540	33,600	59,353

Net loss	$(3,540)	$(33,600)	$(59,353)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	11,967,268	13,476,298

See accompanying notes to financial statements

VB Clothing Inc.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,		For the Period from Inception on October 15, 2010 to December 31, 2012
	2012	2011

Cash flows from operating activities
Net loss	$(3,540)	$(33,600)	$(59,353)
Adjustments to reconcile net income to net cash used by operating activities:
Stock issuance for services	-	2,100	7,100
Changes in assets and liabilities:
Accounts payable	-	(25)	2,630
Advance from shareholders	3,500	25	6,425
Other payable	-	1,400	1,400
Net cash used in operating activities	(40)	(30,100)	(41,798)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from sale of stock	-	37,100	42,100
Net cash provided by financing activities	-	37,100	42,100

Net change in cash	(40)	7,000	302

Cash at beginning of period	342	-	-

Cash at end of period	$302	$7,000	$302

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental non-cash financing activities:
Issuance of Common Stock for Services	$-	$2,100	$7,100

See accompanying notes to financial statements

VB Clothing Inc.

(A Development Stage Company)

Notes To Unaudited Condensed Financial Statements

December 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the three months ended December 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2012 audited financial statements.  The results of operations for the periods ended December 31, 2012 is not necessarily indicative of the operating results for the full years.

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

NOTE 3 – COMMON STOCK

The Company's articles of incorporation provide for the authorization of seventy million (70,000,000) shares of common stock and five million (5,000,000) shares of preferred stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of December 31, 2012, the Company had 13,920,000 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

NOTE 4 – ADVANCE FROM SHAREHOLDER

As of December 31, 2012, the Company received loans from the shareholder Anthony Pasquale totaling $6,425 to fund operations. These loans are non-interest bearing, due on demand and as such are included in current liabilities. Imputed interest has been considered, but was determined to be immaterial to the financial statements as a whole.

VB Clothing Inc.

(A Development Stage Company)

Notes To Unaudited Condensed Financial Statements

December 31, 2012

NOTE 5 – RESTATEMENT OF FINANCIAL STATEMENTS

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

NOTE 5 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 6 – SUBSEQUENT EVENTS

During January of 2013 the company entered into negotiations to acquire an acquisition candidate.   As of the date of this filing no agreement has been executed between the parties.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

VB Clothing Inc. was incorporated in the State of Nevada on October 15, 2010. VB Clothing Inc. has never been party to any bankruptcy, receivership or similar proceeding, nor have it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

Business Strategies and Objectives

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

We have been unable to obtain the necessary funding to support the implementation of our business plan at this time. We explored all financing and strategic alternatives available to us. It may be necessary for us to either seek alternative opportunities available to us unrelated to our business plan in an effort to maximize shareholder value. To this end, the Company has in the past had, and may in the future have, discussions with potential merger candidates wishing to become publicly traded. There is no assurance that the Company will be successful in any of such efforts. If the Company is unable to secure additional financing or find another alternative, the Company will not have sufficient capital to implement its business plan until such time as capital or another alternative is available to it.

Employees

At December 31, 2012, the Company had 1 employee, the Company’s officer and director, who devotes part time efforts to the Company and whom has not taken any salary as of December 31, 2012.  None of its employees were represented by a collective bargaining arrangement.

Results of Operations

The Company has achieved no revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $3,540 for the three months ended Dec. 31, 2012, compared with a net loss of $33,600 for the three months ended Dec. 31, 2011.

Liquidity and Capital Resources

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on December 31, 2012 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

We have been unable to obtain the necessary funding to support the implementation of our business plan at this time. We explored all financing and strategic alternatives available to us. It may be necessary for us to either seek alternative opportunities available to us unrelated to our business plan in an effort to maximize shareholder value. To this end, the Company has in the past had, and may in the future have, discussions with potential merger candidates wishing to become publicly traded. There is no assurance that the Company will be successful in any of such efforts. If the Company is unable to secure additional financing or find another alternative, the Company will not have sufficient capital to implement its business plan until such time as capital or another alternative is available to it.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company and is therefore not required to provide this information.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures are not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses

(b) Changes in internal control over financial reporting.

We review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 2013

VB Clothing Inc.
Registrant

By: /s/ Anthony Pasquale
Anthony Pasquale Chief Executive Officer