Form 10-Q/A
period 2012-06-30
VB CLOTHING, INC.
filed 2013-02-20
CIK 1506295

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to VB Clothing, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 27, 2012, and amended on December 5, 2012, (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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