Form 10-Q
period 2013-03-31
VIZCONNECT, INC.
filed 2013-05-20
CIK 1506295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

Commission File Number: 333-170779

VIZCONNECT, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3687123
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1350 Main Street, Suite 1407
Springfield, Massachusetts 01103
(Address of principal executive offices (Zip Code)

(855) 849-2666
(Registrant’s telephone number, including area code)

VB CLOTHING, INC.
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 20, 2013, there were 40,680,000 shares of common stock, $0.001 par value issued and outstanding.

VIZCONNECT, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
March 31, 2013

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to the combined business of VizConnect, Inc. and its subsidiary, VIzConnect LLC. “SEC” refers to the Securities and Exchange Commission.

Except as otherwise indicated, the information presented in this 10-Q reflects our 4-for-1 forward stock split, which became effective as of February 25, 2013.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

VIZCONNECT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	As of March 31, 2013	As of December 31, 2012
	(unaudited)

CURRENT ASSETS
Cash	$35,188	$19,842
Prepaid expenses	2,021	760

TOTAL ASSETS	37,209	20,602

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts Payable	$135,593	$93,401
Accrued Expenses	45,363	21,943
Deferred Revenues	50,861	36,667
Notes Payable- Related Party	22,500	22,500
Notes Payable	15,000	15,000
TOTAL CURRENT LIABILITIES	269,317	189,511

Loans Payable - Related Party	-	310,000
Convertible Notes Payable	312,500	-
TOTAL LONG TERM LIABILITIES	312,500	310,000
TOTAL LIABILITIES	581,817	499,511

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock: $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2013 and December 31, 2012	-	-
Common Stock: $0.001 par value, 250,000,000 shares authorized, 40,680,000 shares issued and outstanding as of March 31, 2013, and 25,000,000 shares issued and outstanding as of December 31, 2012	40,680	25,000
Additional paid in capital	(5,680)	(5,000)
Deficit accumulated during the development stage	(579,608)	(498,909)
Total stockholders' (deficit) equity	(544,608)	(478,909)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,209	$20,602

See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month period ended March 31, 2013	For the three month period ended March 31, 2012

REVENUE
Revenue	$52,683	$3,425

Total Revenue	52,683	3,425

OPERATING EXPENSES
Programming, Hosting & Technology Expense	14,833	3,738
Professional Fees	61,893	-
General and Administrative	24,289	8,105
Selling Expense	24,809	2,051
Total Operating Expenses	125,824	13,894

Operating loss	(73,141)	(10,469)

Interest Expense	(7,558)	-

NET LOSS	$(80,699)	$(10,469)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	33,014,222	25,000,000

See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:	For the three month period ended March 31, 2013	For the three month period ended March 31, 2012

Net loss	$(80,699)	$(10,469)
Adjustments to Reconcile Net Loss To Net Cash Used in Operating Activities:
Changes in Operating Assets and Liabilities:
Accounts Payable	42,192	320
Accrued Expenses	23,420	−
Deferred Revenue	14,194	−
Prepaid Assets	−	3,375
Prepaid Expenses	(1,261)	−
Net Cash Used In Operating Activities	(2,154)	(6,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
	−	−

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans Payable- Related Party	−	6,436
Loans Payable- Related Party	2,500	−
Equity Contributions- Related Party	15,000	−
Net Cash Provided by Financing Activities	17,500	6,436

NET INCREASE (DECREASE) IN CASH	15,346	(338)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,842	1,746

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,188	$1,408

Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(unaudited)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and basis of presentation

VizConnect, Inc. (the "Company") was setup as a corporation under the laws of the State of Nevada on October 8, 2010.  The Company, through its wholly-owned subsidiary, VizConnect LLC, a Massachusetts limited liability company, provides cloud based marketing services using a combination of mobile video marketing, video storage, and cloud computing in one easy to access system for a monthly fee. The Company’s year-end is December 31.

On February 13, 2013, the Company consummated a share exchange with VizConnect LLC.  Under the terms of the share exchange, the members of VizConnect LLC received 25,000,000 shares of the common stock of the Company for 100% of the issued and outstanding member’s interest of VizConnect LLC.  As a result of the transaction, the members of VizConnect LLC became the majority owners of the Company and VizConnect LLC became a wholly-owned subsidiary.

The reverse merger is deemed a capital transaction and the net assets of VizConnect LLC (the accounting acquirer) are carried forward to the the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of VizConnect LLC, which are recorded at historical cost. The equity of the Company is the historical equity of VizConnect LLC retroactively restated to reflect the number of shares issued by the Company in the transaction.

In connection with this transaction, the historical shareholders of the Company were deemed to have been issued 15,680,000 shares of common stock upon completion of the reverse merger.

On or about February 23, 2013, the Company concluded a 4-for-1 stock split, following which there were 40,680,000 shares of common stock issued and outstanding.

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates. Significant estimates include the calculation of deferred revenue during the period.

VIZCONNECT, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(unaudited)

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2013 and December 31, 2012, the Company had no cash equivalents.

(D) Income Taxes

The Company accounts for income taxes under FASB Accounting Standards Codification No. 740, Income Taxes.  Under FASB Accounting Standards Codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB Accounting Standards Codification No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(E) Advertising Costs

Advertising Costs are expensed in the period when the advertisements have reached their intended users. Advertising expense for the period ended March 31, 2013 and 2012 were $0 and $0 respectively.

(F) Software Development Costs

We expense software development costs to be marketed to external users, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $14,833 and $0 for the period ended March 31, 2013 and 2012, respectively.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The Company recognizes revenue from monthly subscriptions fees in the month in which services are provided.

The Company recognizes revenue from set up fees at the time the initial set up is complete and the fees are earned.

VIZCONNECT, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(unaudited)

The Company recognizes revenue from distributor membership fees monthly over the one year membership period. Any fees collected in which the services are not provided are recorded as deferred revenue.

(I) Selling Expenses

The Company incurs selling expenses under a “multi-level” compensation plan, which includes commissions for subscription sales made and bonuses for assisting associated distributors in closing initial subscription sales. Commissions are earned from direct sales as well as the sales made through the sales network they have developed.

(J) Concentrations

As of March 31, 2013 and 2012, the Company has no customers whose sales account for more than 10% of total sales.

(K) Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for accounts payable, loans and notes payable approximate fair value based on the short-term maturity of these instruments.

(L) Recent Account Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

VIZCONNECT, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(unaudited)

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

NOTE 2	GOING CONCERN

The Company had a net loss of $80,699 for the three months ended March 31, 2013, a Stockholders’ deficit of $544,608 and a working capital deficit of $232,108 as of March 31, 2013. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through member contributions and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding through implementing its strategic plans, multilevel marketing strategy and sales incentives to expand operations and will provide the opportunity for the Company to continue as a going concern.

NOTE 3	NOTES PAYABLE-RELATED PARTY

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. As of March 31, 2013 and December 31, 2012, the total amount outstanding is $22,500. Accrued interest totaled $3,484 and $2,921 as of March 31, 2013 and December 31, 2012, respectively. The notes are currently in default (See Note 7).

NOTE 4	NOTES PAYABLE

During 2011, the Company entered into a note payable for $15,000. The Note has an interest rate of 2% monthly, is unsecured, and due on demand. As of March 31, 2013 and December 31, 2012, the total amount outstanding is $15,000. Accrued Interest totaled $5,030 and $4,130 as of March 31, 2013 and December 31, 2012, respectively.

VIZCONNECT, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(unaudited)

NOTE 5	CONVERTIBLE NOTES PAYABLE - RELATED PARTY

On February 6, 2013, the Company converted $310,000 of previously issued loans payable into an 8% unsecured convertible note payable due February 6, 2018. On February 11, 2013, the Company issued an additional 8% unsecured convertible note payable, in the face amount of $2,500, due February 11, 2018. The notes are convertible beginning one year upon closing of the reverse merger at the option of the holder. The conversion price is $0.14 per share. The conversion price shall be adjusted to a price equal to any future issuance below the current conversion price, except for "excepted issuances" as defined in the agreement.

Under ASC 815-40-15, the Company is required to account for convertible debt with reset provisions when the following three items are present (1) one or more underlying amounts or payments are required (2) no initial net investment or an initial net investment that is smaller than would be required for other types of contracts (3) its terms require or permit net settlement, it can be readily settled net by means outside the contract or it provides for delivery of an asset that puts the recipient in a position not substantially different from the net settlement. ASC 815-40-15 further defines the requirement that the assets are readily convertible to cash. Due to the lack of a public market for the Company’s securities, the Company determined that the convertible notes payable were not readily convertible to cash and therefore no derivative liability has been recorded.

NOTE 6	STOCKHOLDERS’ EQUITY

During the three month period ended March 31, 2013, capital with a value of $15,000 was contributed to the Company from a related party (see Note 7).

NOTE 7	RELATED PARTY TRANSACTIONS

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. As of March 31, 2013 and December 31, 2012, the total amount outstanding is $22,500. Accrued interest totaled $3,484 and $2,921 as of March 31, 2013 and December 31, 2012, respectively. The notes are currently in default (See Note 3).

During the period ending March 31, 2013, the Company incurred software development expenses totaling $5,400 from a company owned by an officer. As of March 31, 2013, the total amount owed to the related vendor is $32,300 and is recorded in accounts payable.

During the period ending March 31, 2013, commissions were owed to a company owned by the spouses of the officers. The total expenses were $3,548 as of March 31, 2013; commissions owed to this company were $2,170.

On February 6, 2013, the Company converted $310,000 of previously issued loans payable and an additional loan of $2,500 into an 8 percent unsecured convertible note payable due February 6, 2018.  The note is convertible beginning one year upon closing of the reverse merger at the option of the holders.

During the three month period ended March 31, 2013 capital with a value of $15,000 was contributed by a related party (see Note 6).

NOTE 8	SUBSEQUENT EVENTS

On or about April 13, 2013, the Company received written consents in lieu of a meeting of Stockholders from stockholders holding 50.86% of the outstanding shares of the Company’s common stock. This written consent authorized the Company to amend its Articles of Incorporation to change the name of the Company from “VB Clothing, Inc.” to “VizConnect, Inc.” and to increase the number of authorized shares of common stock, par value $0.001, from 70,000,000 to 250,000,000. The Certificate of Amendment, referencing these amendments, was recorded with the State of Nevada on May 10, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The Company was incorporated in the State of Nevada on October 15, 2010. We assist companies across a diverse range of industries to utilize mobile devices, technology, and targeted advertising to enhance and cultivate companies’ marketing campaigns.  Our proprietary video marketing platform (the “Platform”) allows companies to integrate traditional print media with video messages to create effective mobile marketing. Our Platform utilizes QR (Quick Response) codes that have the ability to link to or store all types of media and data information. A QR code is a visual pattern that directs the browser on the user’s mobile device to a particular location or IP address. It allows that device to quickly go to that link on the Internet. Our Company specializes in linking video data, in a user-friendly format, into these QR codes. Accordingly, when a mobile device equipped with a QR Code reader application scans a QR code associated with our Platform, a unique video created by the subscriber will play. A subscriber can further enhance its marketing by providing ways for the viewer to connect with the company following conclusion of the video message. Our Company delivers the integration of video marketing messages with the strategic placement of QR codes.

On February 13, 2013 (the “Closing Date”), we entered into a Share Exchange Agreement (the “Exchange Agreement”) with (i) VizConnect LLC (“VizConnect”), (ii) all of the members of VizConnect (the “Members”) and (iv) our former principal shareholder pursuant to which we acquired all of the outstanding units of VizConnect in exchange for the issuance of 25,000,000 shares of our common stock to the Members (the “Share Exchange”). The shares issued to the Members in the Share Exchange constituted approximately 61.46% of our issued and outstanding shares of common stock as of and immediately after the consummation of the Share Exchange. In connection with the closing, 40,000,000 shares of our common stock held by our former principal shareholder have been cancelled. As a result of the Share Exchange, VizConnect became our wholly owned subsidiary.

The acquisition is being accounted for as a “reverse merger,” and VizConnect is deemed to be the accounting acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the acquisition will be those of VizConnect and will be recorded at the historical cost, and the consolidated financial statements after completion of the acquisition will include the assets, liabilities and operation of the Company and VizConnect from the closing date of the acquisition. As a result of the issuance of the shares of common stock pursuant to the Exchange Agreement, a change in control of occurred as a result of the acquisition.

In connection with the closing of the Exchange Agreement, Mr. Anthony Pasquale, the Company’s principal shareholder, agreed to cancel his 10,000,000 pre-split (or 40,000,000 post-split) shares of common stock that he owned in the Company and we issued 6,250,000 pre-split (or 25,000,000 post-split) shares to members of VizConnect. Additionally, the existing officers and directors from the Company resigned from its board of directors and all officer positions effective immediately after the closing of the reverse merger. Accordingly, our Board of Directors appointed Mr. Paul Cooleen as our President, Mr. Brian Dee as our Secretary, and Mr. James Henderson as our Treasurer, effective upon the closing of the Share Exchange.

The Company’s directors approved the Exchange Agreement and the transactions contemplated thereby. Simultaneously, the Members of VizConnect also approved the Exchange Agreement and the transactions contemplated thereby.

As a result of the Exchange Agreement, the Company ceased its prior business and acquired 100% of the mobile marketing operations of VizConnect, the business and operations of which now constitutes its primary business and operations. Specifically, as a result of the Exchange Agreement on February 13, 2013:

☐	The Company acquired and now owns 100% of the issued and outstanding units of VizConnect LLC, a Massachusetts limited liability company and their mobile marketing business; and
☐	The Company issued 25,000,000 shares of common stock to the Members of VizConnect, constituting approximately 61.46% of the issued and outstanding common stock.

As a result of the Company’s reverse acquisition of VizConnect, the Company has assumed the business and operations of VizConnect with its principal activities engaged in the mobile marketing platform business.

We effected a 4-for-1 forward stock split, which became effective as of February 25, 2013.

Results of Operations

Comparison for the three months ended March 31, 2013 and 2012

Revenue:

Revenues for the quarter ended March 31, 2013 were $52,683, compared with $3,425 for the quarter ended March 31, 2012, reflecting an increase of 1438%. The increase in revenues was primarily attributable to the implementation of the Company’s new business and sales model.

Operating Expenses:

Operating expenses for the quarter ended March 31, 2013 were $125,824, compared with $13,894 for the quarter ended March 31, 2012, reflecting an increase of 806%. The increase in operating expenses was primarily attributable to the implementation of the Company’s new business and sales model, including investment in consulting and business infrastructure.

Operating loss:

We incurred operating losses totaling $73,141 for the quarter ended March 31, 2013, compared to losses from operations totaling $10,469 for the quarter ended March 31, 2012. The increase in operating expenses was primarily attributable to the implementation of the Company’s new business and sales model, including investment in consulting and business infrastructure.

Other Expense:

The Company had interest expenses in the quarter ended March 31, 2013 in the amount of $7,558, compared with $0 in the quarter ended March 31, 2012. The increase in interest in the quarter ended March 31, 2013 was primarily attributable to the issuance of promissory notes during 2012 and the first quarter of 2013.

Plan of Operations

Over the next 12 months, we are looking to expand our IBA number from 260 current IBA consultants to 500 by the 2nd quarter of 2013 and 1,000 by the end of the 3rd quarter. We expect that this goal will be supported by the recruitment of top sales people or Master Distributors and an increase in our marketing campaign. We currently have IBAs in 28 states with most being located in the northeast where our headquarters are located.

During the 2nd quarter of 2013, we hope to add a texting feature to our QR codes that will allow the end user to either scan a code or text a short code but both will bring them user the same experience. The texting feature will also allow VizConnect to gather a database for our subscribers so that our subscribers can continue to contact their customer base on their smartphone with a marketing message. During the 3rd and 4th quarters of 2013, we expect to introduce additional features such as coupons, voice messages, and polling tools.

By the end of fiscal year 2013, we plan to begin expanding our subscriber reach into Canada and South America.

Critical Accounting Policies and Estimates

Organization

The Company was incorporated in the State of Nevada on October 15, 2010. The Company provides cloud based marketing services using a combination of mobile video marketing, video storage, and cloud computing in one easy to access system for a monthly fee. The Company’s year-end is December 31.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2013, the Company had no cash equivalents.

Income Taxes

The Company accounts for income taxes under FASB Accounting Standards Codification No. 740, Income Taxes.  Under FASB Accounting Standards Codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB Accounting Standards Codification No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

Advertising Costs are expensed in the period when the advertisements have reached their intended users. Advertising expense the period ended March 31, 2013 were $0.

Software Development Costs

We expense software development costs to be marketed to external users, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $14,833 and $0 for the period ended March 31, 2013 and 2012, respectively.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company recognizes revenue from monthly subscriptions fees in the month in which services are used. Because a portion of the fees are earned over a month period, any fees collect in which the services are not provided are recorded as deferred revenue.

Concentrations

As of March 31, 2013, the Company has no customers whose sales account for more than 10% of total sales.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for accounts payable approximate fair value based on the short-term maturity of these instruments.

Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

Liquidity and Capital Resources

Our cash and cash equivalents is $35,188 as of March 31, 2013. Despite capital contributions and sales, and both related party and third party loan commitments, we may experience cash flow shortages that can slow our expected growth. We have primarily financed our activities from sales of our capital stock and from loans from related and third parties. A significant portion of the funds raised from the sale of capital stock will be used to cover working capital needs such as office expenses and various professional fees.

Our cash flow requirements during this period have been met by contributions of capital and debt financing. We anticipate that financing will be required until such time as we are able to generate adequate cash flow from operations to support both our cash needs for normal operations, and to support the cash needs for our investment into additional resources and assets to support our growth. Currently we cannot determine when either will occur and as such we will need to obtain financing to cover our costs for the foreseeable future. No assurance can be given that these sources of financing will continue to be available. If we are unable to generate profits, or unable to obtain additional funds for its working capital needs, we may have to curtail normal operations, or cease operations completely.

Going Concern

The Company had a net loss of $80,699 for the three months ended March 31, 2013, a Stockholders’ deficit of $544,608 and a working capital deficit of $232,108 as of March 31, 2013. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through member contributions and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding through implementing its strategic plans, multilevel marketing strategy and sales incentives to expand operations and will provide the opportunity for the Company to continue as a going concern.

Off-balance Sheet Commitments and Arrangements

We have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Disclosure of controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of March 31, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.
We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 31, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.
We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in internal controls over financial reporting.

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.   Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2013, the Company issued promissory notes in the aggregate amount of $312,500 to one accredited investor. The notes have an interest rate of 8% per annum and mature at various dates through February 2018.  The notes are convertible into shares of the Company’s common stock at any time following one year from the date of their issuance at a conversion price of $0.14 per share.

The issuance of these securities was exempt from registration, pursuant to Section 4(2) of the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Pursuant to the Share Exchange Agreement, on February 13, 2013, we issued 6,250,000 pre-split (or 25,000,000 post-split) shares of our common stock to the unitholders of VizConnect LLC, in exchange for the shares held by these shareholders pursuant to the Share Exchange Agreement. Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933. We made this determination based on the representations that the Reach Messaging Shareholders were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Act, and that the Reach Messaging Shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents and not with a view to the resale or distribution thereof, and that the Reach Messaging Shareholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Item 3.   Defaults Upon Senior Securities.

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. As of March 31, 2013, the total amount outstanding is $22,500 and accrued interest of $2,921.

Item 4.   Mine Safety Disclosures.

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase
__________________
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VizConnect, Inc.

Dated: May 20, 2013	By:	/s/ Paul Cooleen
Paul Cooleen
President (Duly Authorized Officer, Principal Executive Officer)

Dated: May 20, 2013	By:	/s/ James Henderson
James Henderson
Treasurer (Duly Authorized Officer, Principal Financial Officer)