Form 10-Q/A
period 2013-03-31
VIZCONNECT, INC.
filed 2013-07-11
CIK 1506295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment Number 1 to
FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 20, 2013, there were 40,680,000 shares of common stock, $0.001 par value issued and outstanding.

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Vizconnect, Inc. for the period ended March 31, 2013 filed on May 20, 2013 (the “Form 10-Q”). The purpose of this amendment is to check the correct box on the cover page to state that all required reports have been filed and the registrant has been subject to the filing requirements for the past 90 days.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

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

* Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VizConnect, Inc.

Dated: July 11 , 2013	By:	/s/ Paul Cooleen
Paul Cooleen
President (Duly Authorized Officer, Principal Executive Officer)

Dated: July 11 , 2013	By:	/s/ James Henderson
James Henderson
Treasurer (Duly Authorized Officer, Principal Financial Officer)