Form 10-Q
period 2013-06-30
VIZCONNECT, INC.
filed 2013-08-19
CIK 1506295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2013, there were 40,680,000 shares of common stock, $0.001 par value per share, issued and outstanding.

VIZCONNECT, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
June 30, 2013

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

VIZCONNECT, INC. AND SUBSIDARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$57,126	$19,842
Prepaid expenses	8,002	760
TOTAL CURRENT ASSETS	65,128	20,602

Property, plant and equipment - net	2,130	-

TOTAL ASSETS	$67,258	$20,602

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$185,227	$93,401
Accrued Expenses	61,008	21,943
Deferred Revenues	85,800	36,667
Notes Payable- Related Party	22,500	22,500
Notes Payable	15,000	15,000
Derivative liability	633,477	-
TOTAL CURRENT LIABILITIES	1,003,012	189,511

Convertible Notes Payable net of discount of $356,578 and $0 respectively	5,922	310,000
TOTAL LIABILITIES	1,008,934	499,511

COMMITMENTS AND CONTINGENCIES- See Note 9

STOCKHOLDERS' DEFICIT
Preferred Stock: $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012	-	-
Common Stock: $0.001 par value, 250,000,000 shares authorized, 40,680,000 shares issued and outstanding as of June 30, 2013, and 25,000,000 shares issued and outstanding as of December 31, 2012	40,680	25,000
Additional paid in capital	(680)	(5,000)
Accumulated deficit	(981,676)	(498,909)
Total stockholders' deficit	(941,676)	(478,909)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$67,258	$20,602

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

VIZCONNECT, INC. AND SUBSIDARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month period ended	For the three month period ended	For the six month period ended	For the six month period ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

REVENUE
Revenue	$55,651	$4,425	$108,334	$7,850

Total Revenue	55,651	4,425	108,334	7,850

OPERATING EXPENSES
Programming, Hosting & Technology Expense	21,131	17,651	35,964	18,014
Professional Fees	58,488	5,000	120,381	5,000
General and Administrative	60,558	32,124	84,847	34,166
Selling Expense	34,226	1,908	59,035	3,587
Total Operating Expenses	174,403	56,683	300,227	60,767

Loss From Operations	(118,752)	(52,258)	(191,893)	(52,917)

Loss on derivative exchange	(270,977)	-	(270,977)	-
Interest Expense	(12,339)	-	(19,897)	-

NET LOSS BEFORE INCOME TAX	(402,068)	(52,258)	(482,767)	(52,917)

Provision for income taxes	-	-	-	-

NET LOSS	$(402,068)	$(52,258)	$(482,767)	$(52,917)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average shares outstanding	40,680,000	25,000,000	36,934,222	25,000,000

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

VIZCONNECT, INC. AND SUBSIDARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six month period ended	For the six month period ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(482,767)	$(52,917)
Adjustments to Reconcile Net Loss To Net Cash Used in Operating Activities:
Depreciation Expense	22	−
Amortization of debt discount	5,922	−
Changes in Operating Assets and Liabilities:
Derivative liability	270,977	−
Accounts Payable	91,826	16,858
Accrued Expenses	39,065	−
Deferred Revenue	49,133	−
Prepaid Expenses	(7,242)	−
Net Cash Used In Operating Activities	(33,064)	(36,059)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset purchases	(2,152)	−
Net Cash Used In Investing Activities	(2,152)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans Payable- Related Party	−	−
Loans Payable	52,500	35,000
Equity Contributions	20,000	−
Net Cash Provided by Financing Activities	72,500	35,000

NET INCREASE (DECREASE) IN CASH	37,284	(1,059)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,842	1,746

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,126	$687

Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
During the six months ended June 30, 2013 the Company allocated $362,500 of notes payable to derivative liability.

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

VIZCONNECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
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

On February 13, 2013, VizConnect, Inc. consummated a share exchange with VizConnect LLC. Under the terms of the share exchange, the members of VizConnect LLC received 25,000,000 shares of the common stock of VizConnect, Inc. for 100% of the issued and outstanding member’s interest of VizConnect LLC. As a result of the transaction, the members of VizConnect LLC became the majority owners of VizConnect, Inc. and VizConnect LLC became a wholly-owned subsidiary.

The reverse merger is deemed a capital transaction and the net assets, of VizConnect LLC (the accounting acquirer) are carried forward to the VizConnect, Inc. (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of VizConnect, Inc. and the assets and liabilities of VizConnect LLC, which are recorded at historical cost. The equity of VizConnect, Inc. is the historical equity of VizConnect LLC retroactively restated to reflect the number of shares issued by the Company in the transaction.

In connection with this transaction, the historical shareholders of VizConnect, Inc. were deemed to have been issued 15,680,000 shares of common stock upon completion of the reverse merger.

On or about February 23, 2013, VizConnect, Inc, concluded a 4-for-1 stock split, following which there were 40,680,000 shares of common stock issued and outstanding.

In accordance with the reverse merger and stock split, all references to common stock, share and per share amounts have been retroactively restated in accordance with the share exchange ratio and 4 for 1 stock split.

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

VIZCONNECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(unaudited)

(B) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Comission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion that all material adjustments (consisting of normal reoccurring adjustments) have been made, which are necessary for a fair financial statement presentations. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(C) Use of Estimates

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

(E) Income Taxes

The Company accounts for income under FASB accounting standards certification No.740 income taxes. Under FASB accounting standards codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The tax return for the years ended December 31, 2012 and 2011 is subject to examination by the Internal Revenue Service.

VIZCONNECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(unaudited)

(F) Advertising Costs

Advertising Costs are expensed in the period when the advertisements have reached their intended users. Advertising expense for the six-month period ended June 30, 2013 and June 30, 2012 were $403 and $0 respectively.

(G) Software Development Costs

We expense software development costs to be marketed to external users, before  technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $10,614 and $17,200 for the six-month periods ended June 30, 2013 and June 30, 2012, respectively.

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

(J) Selling Expenses

The Company incurs selling expenses under a “multi-level” compensation plan, which includes commissions for subscription sales made and bonuses for assisting associated distributors in closing initial subscription sales. Commissions are earned from direct sales as well as the sales made through the sales network they have developed. Accrued commissions payable were $31,526 and $6,436 as of June 30, 2013 and December 31, 2012 respectively.

VIZCONNECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(unaudited)

(K) Concentrations

As of June 30, 2013, and June 30, 2012, respectively, the Company had no customers whose sales account for more than 10% of total sales.

(L) Property and Equipment

Property and equipment are recorded at cost. Additions and betterments are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is 5 years for leasehold improvements, computers, equipment and furniture and 3 years for software. Gains or losses on disposal are charged to operations.

(M) Fair Value

The Company’s capital structure includes the use of convertible debt features that are classified as derivative financial instruments. Derivative financial instruments are recognized as either assets or liabilities and are measured at fair value under ASC 815 Derivatives and Hedging. ASC 815 requires that changes in the fair value of derivative financial instruments with no hedging designation be recognized as gains/(losses) in the earnings statement. The fair value measurement is determined in accordance with ASC 820 Fair Value Measurements and Disclosures.

(N) Financial Instruments

The fair values of financial instruments that include cash and amounts due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

VIZCONNECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(unaudited)

The following is a summary of the fair value of liabilities measured at fair value on a recurring basis:

	Fair value at June 30, 2013	Quoted prices in active markets for identical assets / liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives: *
Conversion Feature Liability	$633,477	$0	$0	$633,477
Total of Derivative Liabilities	$633,477	$0	$0	$633,477
___________
* The fair value of the derivative instruments was estimated using the Black Scholes option pricing model (See Note 6).

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

(O) Re-classifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

(P) Loss per Share

The Company computes net loss per share in accordance with ASC 740 "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

VIZCONNECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(unaudited)

The following summarizes potential anti-dilutive shares:

(number of shares)	June 30, 2013	June 30, 2012
Convertible Notes	2,589,286	- 0 -
TOTAL	2,589,286	- 0 -

(Q) Recent Account Pronouncements

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

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard did not have a material impact on the Company’s reported results of operations or financial position.

VIZCONNECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(unaudited)

In March 2013, FASB issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parents accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries of group of assets within a foreign entity or of an investment in a foreign entity. When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in Section 830-30-40 still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this Update clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In April 2013, FASB issued Accounting Standards Update No. 2013-07 Presentation of Financial Statements (Topic 205) Liquidation Basis of Accounting. This guidance requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). An entity should recognize and measure its liabilities in accordance with U.S. GAAP that otherwise applies to those liabilities. The entity should not anticipate that it will be legally released from being the primary obligor under those liabilities, either judicially or by creditor(s). The entity also is required to accrue and separately present the costs that it expects to incur and the income that it expects to earn during the expected duration of the liquidation, including any costs associated with sale or settlement of those assets and liabilities. Additionally, the amendments require disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. This standard is not expected to have any impact on the Company’s reported results of operations or financial position.

VIZCONNECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(unaudited)

In July 2013, FASB issued Accounting Standards Update No. 2013-11 Income taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an entity to present an unrecognized tax benefit, or portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carry forward, expect for the following conditions. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

NOTE 2  GOING CONCERN

The Company had a net loss of $482,767 for the six months ended June 30, 2013, a Stockholders’ deficit of $941,676 and a working capital deficit of $937,884 as of June 30, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through member contributions and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding through implementing its strategic plans, multilevel marketing strategy and sales incentives to expand operations and will provide the opportunity for the Company to continue as a going concern.

NOTE 3  NOTES PAYABLE-RELATED PARTY

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. As of June 30, 2013 and December 31, 2012, the total amount outstanding is $22,500. Accrued interest totaled $3,484 and $2,921 as of June 30, 2013 and December 31, 2012, respectively. The notes are currently in default (See Note 8).

NOTE 4  NOTES PAYABLE

During 2011, The Company entered into a note payable for $15,000. The Note has an interest rate of 2% monthly, is unsecured, and due on demand. As of June 30, 2013 and December 31, 2012, the total amount outstanding is $15,000. Accrued Interest totaled $5,030 and $4,130 as of June 30, 2013 and December 31, 2012, respectively.

VIZCONNECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(unaudited)

NOTE 5  CONVERTIBLE NOTES PAYABLE

During 2012 and through June 30, 2013, the Company received various unsecured convertible loans totaling $362,500. One series of convertible notes has a total face value of $312,500, has an interest rate of 8% and matures in February 2018. The second series of convertible notes has a total face value of $50,000, has an interest rate of 12% per annum and matures in March 2018 (See Note 6).

These notes can be converted following a holding period established in the respective notes, and at a set price per share, subject to certain re-set provisions. This includes price protection terms, which would reset the per-share purchase price if the Company were obligated to convert other convertible liabilities at a lower the per-share purchase price.

The following is a summary of the unsecured convertible loans:

Origination Date	Maturity Date	Interest Rate	Ending Principal June 30, 2013	Current Portion	Long Term
February 2013	February 2018	8%	$312,500	$0	$312,500
May 2013	March 2018	12%	$20,000	$0	$20,000
June 2013	March 2018	12%	$30,000	$0	$30,000
Discount on notes payable					$(356,578)
TOTAL			$362,500	$0	$5,922

NOTE 6  DERIVATIVES

The company has entered into convertible notes of $362,500 with certain investors. These notes and related accrued interest payable are redeemable into common stock of the Company under certain circumstances, and therefore these convertible notes meet the criteria for liability accounting. These notes can be converted following a holding period established in the respective notes, and at a set price per share, subject to certain re-set provisions. This includes price protection terms, which would reset the per-share purchase price if the Company were obligated to convert other convertible liabilities at a lower the per-share purchase price.

The derivative liability is recorded at fair value on the Company’s financial statements, and any changes in their fair value are included in the statement of operations as a non-cash item.

The derivative liability is revalued and reported at a fair value of $633,477 at June 30, 2013.

The fair value of the convertible notes was estimated using the Black Scholes option pricing model with the following assumptions for the six months ended June 30, 2013.

VIZCONNECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(unaudited)

Significant valuation assumptions of derivative instruments at June 30, 2013
Risk free interest rate	1.41%
Dividend yield	0%
Expected volatility	41.80%
Expected life (range in years)	4.58 to 4.75

NOTE 7  STOCKHOLDERS’ EQUITY

During the six month period ended June 30, 2013, a shareholder contributed cash in the amount of $20,000 as contributed capital.

NOTE 8  RELATED PARTY TRANSACTIONS

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. As of June 30, 2013 and December 31, 2012, the total amount outstanding is $22,500. Accrued interest totaled $3,484 and $2,921 as of June 30, 2013 and December 31, 2012, respectively. The notes are currently in default (See NOTE 3).

During the period ending June 30, 2013, the Company incurred software development expenses totaling $5,400 from a company owned by an officer. As of June 30, 2013, the total amount owed to the related vendor is $38,100 and is recorded in accounts payable.

During the period ending June 30, 2013, commissions were owed to a company owned by the spouses of the officers. The commissions owed to this company were $1,380.

NOTE 9  COMMITMENTS AND CONTINGENCIES

On March 11, 2013 the Company entered into a twelve month lease for its corporate office in Springfield Massachusetts. The lease commenced on March 11, 2013 and requires an annual rent of $26,026 payable at $2,169 monthly.

NOTE 10  SUBSEQUENT EVENT

On June 26, 2013, the Company executed a convertible note payable to a third-party investor. The note matures on May 28, 2014 with simple interest charged at an 8% annual rate. The Company received the cash advances from this note on July 11, 2013 and therefore, the loan will be recorded on the financials in the third quarter of 2013. This note can be converted following a holding period established in the note, and at a price per share calculated based upon the publicly traded price of Company common stock prior to the conversion date.

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

In July 2013, the Company began offering certain SMS texting services as a supplement to the Platform.  Through a licensing agreement with AvidMobile LLC, the Company offers its subscribers the ability to receive “keyword” texts from consumers, as well as send out text messages to consumers who have “opted in” to such communications.  Text messages from Company subscribers can include links to video hosted on the Platform.

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

As a result of the Exchange Agreement, the Company ceased its prior business and acquired 100% of the mobile marketing operations of VizConnect, the business and operations of which now constitutes its primary business and operations. Specifically, as a result of the Exchange Agreement on February 13, 2013:

●	The Company acquired and now owns 100% of the issued and outstanding units of VizConnect LLC, a Massachusetts limited liability company and their mobile marketing business; and
●	The Company issued 25,000,000 shares of common stock to the Members of VizConnect, constituting approximately 61.46% of the issued and outstanding common stock.

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

Results of Operations

Comparison for the three months ended June 30, 2013 and 2012

Revenue:

Revenues for the quarter ended June 30, 2013 were $55,561, compared with $4,425 for the quarter ended June 30, 2012, reflecting an increase of 1,158%. The increase in revenues was primarily attributable to the implementation of the Company’s new business and sales model.

Operating Expenses:

Operating expenses for the quarter ended June 30, 2013 were $174,403, compared with $56,683 for the quarter ended June 30, 2012, reflecting an increase of 208%. The increase in operating expenses was primarily attributable to the implementation of the Company’s new business and sales model, including investment in consulting and business infrastructure.

Operating loss:

We incurred operating losses totaling $118,752 for the quarter ended June 30, 2013, compared to losses from operations totaling $52,258 for the quarter ended June 30, 2012 reflecting an increase of 127%. The increase in operating losses was primarily attributable to the implementation of the Company’s new business and sales model, including investment in consulting and business infrastructure.

Other Expense:

The Company had interest expenses in the quarter ended June 30, 2013 in the amount of $12,339, compared with $0 in the quarter ended June 30, 2012. The increase in interest in the quarter ended June 30, 2013 was primarily attributable to the issuance of promissory notes during 2012 and the first quarter of 2013 and amortization of debt discount.

The Company recognized losses based upon the derivative liability attributed to convertible promissory notes issued to certain investors.  The amount of the loss was $270,977 for the quarter ended June 30, 2013, compared with $0 for the quarter ended June 30, 2012.  This loss reflects the difference between the calculated fair value of the derivative liability, which was $633,477 at June 30, 2013, and the issuance price of the notes, which is $362,500.

The loss on the derivative exchange reflected in the income statement is associated with the potential future contingent payments that could result upon a conversion of the note payable at its face value at issuance into shares of common stock at their current fair value at June 30, 2013, discounted to its net present value using a Black Scholes modeling calculation.  The convertible notes are recorded initially at their issuance price and then marked to market using the Company's current stock price extrapolated among all the units of stock traded by the Company through June 30, 2013.  The mark to market adjustment is discounted to its net present value using a Black Scholes formula and the difference in issuance price and its calculated fair value is included in the statement of operations in accordance with the guidance ASC 815. The loss on the derivative exchange is not a normal component of the net loss from the operations of the Company, because this item is merely a mark to market adjustment on a contingent note rather than an item of income or expense associated with normal and recurring business transactions associated with the Company's daily operating activities.

Comparison for the six months ended June 30, 2013 and 2012

Revenue:

Revenues for the six-month period ended June 30, 2013 were $108,334, compared with $7,850 for the six-month period ended June 30, 2012, reflecting an increase of 1,280%. The increase in revenues was primarily attributable to the implementation of the Company’s new business and sales model.

Operating Expenses:

Operating expenses for the six-month period ended June 30, 2013 were $300,227, compared with $60,767 for the six-month period ended June 30, 2012, reflecting an increase of 394%. The increase in operating expenses was primarily attributable to the implementation of the Company’s new business and sales model, including investment in consulting and business infrastructure.

Operating loss:

We incurred operating losses totaling $191,893 for the six-month period ended June 30, 2013, compared to losses from operations totaling $52,917 for the six-month period ended June 30, 2012 reflecting an increase of 263%. The increase in operating losses was primarily attributable to the implementation of the Company’s new business and sales model, including investment in consulting and business infrastructure.

Other Expense:

The Company had interest expenses in the six-month period ended June 30, 2013 in the amount of $19,897, compared with $0 in the six-month period ended June 30, 2012. The increase in interest in the six-month period ended June 30, 2013 was primarily attributable to the issuance of promissory notes during 2012 and the first quarter of 2013 and amortization of debt discount.

The Company recognized losses based upon the derivative liability attributed to convertible promissory notes issued to certain investors.  The amount of the loss was $270,977 for the six-month period ended June 30, 2013, compared with $0 for the six-month period ended June 30, 2012.  This loss reflects the difference between the calculated fair value of the derivative liability, which was $633,477 at June 30, 2013, and the issuance price of the notes, which is $362,500.

Plan of Operations

Over the next 12 months, we are looking to expand our IBA number from approximately 400 current IBA consultants to 600 by the end of the 3rd quarter of 2013 and 1,000 by the end of the 4th quarter. We expect that this goal will be supported by the recruitment of top sales people and an increase in our marketing campaign. We currently have IBAs in 29 states with most being located in the northeast where our headquarters are located.

By the end of fiscal year 2013, we plan to begin expanding our subscriber reach into Canada.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2013, the Company had no cash equivalents.

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

Advertising Costs

Advertising Costs are expensed in the period when the advertisements have reached their intended users. Advertising expense the period ended June 30, 2013 were $403.

Software Development Costs

We expense software development costs to be marketed to external users, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $10,614 and $17,200 for the period ended June 30, 2013 and 2012, respectively.

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

Concentrations

As of June 30, 2013, the Company has no customers whose sales account for more than 10% of total sales.

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

Liquidity and Capital Resources

Our cash and cash equivalents is $57,126, and a working capital deficit of $937,884, as of June 30, 2013. Despite capital contributions and sales, and both related party and third party loan commitments, we may experience cash flow shortages that can slow our expected growth. We have primarily financed our activities from loans from related and third parties. A significant portion of the funds raised from loans from related and third parties have been and will be used to cover working capital needs such as office expenses, software development expenses and various professional fees.

Our cash flow requirements during this period have been met by contributions of capital and debt financing, plus receipts from sales of the Company’s services and from membership fees from the Company’s distributors. We anticipate that financing will be required until such time as we are able to generate adequate cash flow from operations to support both our cash needs for normal operations, and to support the cash needs for our investment into additional resources and assets to support our growth. Currently we cannot determine when either will occur and as such we will need to obtain financing to cover our costs for the foreseeable future. We continue to seek financing sources, such as those described hereinbelow, as well as others, in order to continue funding normal operations.  However, no assurance can be given that these sources of financing will continue to be available. If we are unable to generate profits, or unable to obtain additional funds for its working capital needs, we may have to curtail normal operations, or cease operations completely.

Between March 2013 and May 2013, a shareholder contributed $20,000 in capital to the Company for the purpose of paying certain professional fees.

On May 6, 2013, the Company made available to certain investors a private placement memorandum, pursuant to which the Company offered convertible promissory notes, at a purchase price of $10,000 per note.  In response to such offer, the Company closed on sales of single notes to five (5) individuals, on May 23, May 30, June 24 and June 30, 2013, resulting in total net proceeds to the Company of $50,000.  The notes bear interest at the rate of 12% per annum.  All interest and principal must be repaid on March 1, 2018.  Each note may be converted, in whole or in part, into common stock of the Company at any time beginning on March 1, 2014 and ending on March 1, 2018.  At the time an investor elects to convert a note, such note is convertible into shares of the Company’s common stock at a conversion price of $0.14 per share.  The Company used the proceeds therefore for working capital purposes, including software development associated with the Company’s compensation system and new short code texting service.

On June 26, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $42,500.  The financing closed on July 11, 2013.  The note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on May 28, 2014.  The note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

Going Concern

The Company had a net loss of $402,068 for the three months ended June 30, 2013, a Stockholders’ deficit of $941,676 and a working capital deficit of $937,884 as of June 30, 2013. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through member contributions and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.
We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended June 30, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On May 6, 2013, the Company made available to certain investors a private placement memorandum, pursuant to which the Company offered up to fifty (50) convertible promissory notes, at a purchase price of $10,000 per note.  In response to such offer, the Company closed on sales of single notes to five (5) individuals, on May 23, May 30, June 24 and June 30, 2013, resulting in total net proceeds to the Company of $50,000.  The offering ended on June 30, 2013.

The notes bear interest at the rate of 12% per annum.  All interest and principal must be repaid on March 1, 2018.  Each note may be converted, in whole or in part, into common stock of the Company at any time beginning on March 1, 2014 and ending on March 1, 2018.  At the time an investor elects to convert a note, such note is convertible into shares of the Company’s common stock at a conversion price of $0.14 per share.  Principal may be prepaid at the sole discretion of the Company, without a prepayment penalty.  The notes are a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering,

On June 26, 2013, the Company entered into a Securities Purchase Agreement (the “Asher Agreement”) with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $42,500 (the "Note").  The financing closed on July 11, 2013.

The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on May 28, 2014.  The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 110% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 115% if prepaid 31 days following the closing through 60 days following the closing and (iii) 120% if prepaid 61 days following the closing through 90 days following the closing and (iv) 125% if prepaid 91 days following the closing through 120 days following the closing and (v) 130% if prepaid 121 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Asher has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this Offering were $42,500, less attorneys’ fees. As of the date of the Note, the Company is obligated on the Note issued to Asher in connection with the offering. The Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act  and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Asher is an accredited  investor, Asher had access to information about the Company  and their  investment,  Asher  took the  securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

The foregoing descriptions of the Asher Agreement and the Note are qualified in their entirety by reference to such Asher Agreement and Asher Note, which are filed as Exhibits 10.1 and 4.1, respectively, hereto and are incorporated herein by reference.

Item 3.   Defaults Upon Senior Securities.

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. As of June 30, 2013, the total amount outstanding is $22,500 and accrued interest of $3,484.

Item 4.   Mine Safety Disclosures.

Not applicable

Item 5.   Other Information

See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" regarding the unregistered sale of equity securities, which is incorporated herein by reference.

Item 6.   Exhibits

Exhibit Number	Exhibit Title

4.1	8% Convertible Promissory Note dated June 26, 2013.

4.2	Form of Convertible Note for offering that closed on June 30, 2013.

10.1	Securities Purchase Agreement dated June 26, 2013.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase
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

VizConnect, Inc.

Dated: August 19, 2013	By:	/s/ Paul Cooleen
Paul Cooleen
President (Duly Authorized Officer, Principal Executive Officer)

Dated: August 19, 2013	By:	/s/ James Henderson
James Henderson
Treasurer (Duly Authorized Officer, Principal Financial and Accounting Officer)