Form 10-Q
period 2013-09-30
VIZCONNECT, INC.
filed 2013-11-15
CIK 1506295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2013, there were 40,680,000 shares of common stock, $0.001 par value per share, issued and outstanding.

VIZCONNECT, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
September 30, 2013

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

VIZCONNECT, INC. AND SUBSIDARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$44,252	$19,842
Demand note receivable	11,200	-
Prepaid expenses	14,463	760
TOTAL CURRENT ASSETS	69,915	20,602

Property, plant and equipment - net	2,022	-

TOTAL ASSETS	$71,937	$20,602

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current Portion of Convertible Notes Payable, net of discount of $81,076 and $0, respectively	$36,674	$-
Accounts Payable	211,875	93,401
Accrued Expenses	80,339	21,943
Deferred Revenues	68,455	36,667
Notes Payable- Related Party	22,500	22,500
Notes Payable	15,000	15,000
Derivative liability	136,641	-
TOTAL CURRENT LIABILITIES	571,484	189,511

Convertible Notes Payable net of discount of $337,168 and $0, respectively	25,332	310,000
TOTAL LIABILITIES	596,816	499,511

COMMITMENTS AND CONTINGENCIES- See Note 10

STOCKHOLDERS' DEFICIT
Preferred Stock: $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012	-	-
Common Stock: $0.001 par value, 250,000,000 shares authorized, 40,680,000 shares issued and outstanding as of September 30, 2013, and 25,000,000 shares issued and outstanding as of December 31, 2012	40,680	25,000
Additional paid in capital	(680)	(5,000)
Accumulated deficit	(564,879)	(498,909)
Total stockholders' deficit	(524,879)	(478,909)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$71,937	$20,602

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

VIZCONNECT, INC. AND SUBSIDARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month period ended	For the three month period ended	For the nine month period ended	For the nine month period ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

REVENUE
Revenue	$140,856	$3,975	$249,190	$11,825

Total Revenue	140,856	3,975	249,190	11,825

OPERATING EXPENSES
Programming, Hosting & Technology Expense	49,345	20,242	85,309	38,406
Professional Fees	40,511	52,694	160,892	59,369
General and Administrative	136,136	86,001	220,983	117,934
Selling Expense	47,337	2,114	106,372	6,107
Total Operating Expenses	273,329	161,051	573,556	221,815

Loss From Operations	(132,473)	(157,076)	(324,366)	(209,990)

Change in fair value of derivative liability	614,586		343,609	-
Interest Expense	(65,316)	-	(85,213)	-

NET INCOME (LOSS) BEFORE INCOME TAX	416,797	(157,076)	(65,970)	(209,990)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$416,797	$(157,076)	$(65,970)	$(209,990)

Basic and diluted income (loss) per common share	$0.01	$-	$-	$-

Basic and diluted weighted average shares outstanding	40,680,000	25,000,000	38,201,176	25,000,000

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

VIZCONNECT, INC. AND SUBSIDARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT
(UNAUDITED)

	Preferred Stock	Par	Common Stock	Par	Additional Paid in Capital	Accumulated Deficit	Total

BALANCE, DECEMBER 31, 2012	-	$-	25,000,000	$25,000	$(5,000)	$(498,909)	$(478,909)

Contribution of capital	-	-			20,000		20,000

Acquisition of VB Clothing	-	-	15,680,000	15,680	(15,680)		-

Net Loss	-	-				(65,970)	(65,970)

BALANCE, SEPTEMBER 30, 2013	-	$-	40,680,000	$40,680	$(680)	$(564,879)	$(524,879)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

VIZCONNECT, INC. AND SUBSIDARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine month period ended	For the nine month period ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,970)	$(209,990)
Adjustments to Reconcile Net Loss To Net Cash Used in Operating Activities:
Depreciation Expense	130	-
Amortization of Debt Discount	62,006	-
Gain on change in fair value of derivative liability	(343,609)	-
Changes in Operating Assets and Liabilities:
Demand Notes Receivable	(11,200)	-
Prepaid Expenses	(13,703)
Accounts Payable	118,474	(4,762)
Accrued Expenses	58,396	-
Deferred Revenue	31,788	-
Net Cash Used In Operating Activities	(163,688)	(214,752)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset purchases	(2,152)	-
Net Cash Used In Investing Activities	(2,152)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Convertible Notes Payable	170,250	225,000
Equity Contributions	20,000	-
Net Cash Provided by Financing Activities	190,250	225,000

NET INCREASE IN CASH	24,410	10,248

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,842	1,746

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,252	$11,994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
During the nine months ended September 30, 2013 the Company allocated $480,250 of notes payable to derivative liability.

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

VIZCONNECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Unaudited)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

VizConnect, Inc. (the "Company") was setup as a corporation under the laws of the State of Nevada on October 15, 2010. The Company, through its wholly-owned subsidiary, VizConnect LLC, a Massachusetts limited liability company, provides cloud based marketing services using a combination of mobile video marketing, video storage, and cloud computing in one easy to access system for a monthly fee. The Company’s year-end is December 31.

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

The reverse merger is deemed a capital transaction and the net assets of VizConnect LLC (the accounting acquirer) are carried forward to the VizConnect, Inc. (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of VizConnect, Inc. and the assets and liabilities of VizConnect LLC, which are recorded at historical cost. The equity of VizConnect, Inc. is the historical equity of VizConnect LLC retroactively restated to reflect the number of shares issued by the Company in the transaction.

In connection with this transaction, the historical shareholders of VizConnect, Inc. were deemed to have been issued 15,680,000 shares of common stock upon completion of the reverse merger.

On or about February 25, 2013, VizConnect, Inc. concluded a 4-for-1 stock split, following which there were 40,680,000 shares of common stock issued and outstanding. All per share data here in has been retroactively restated to reflect the stock split.

(B) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for comprehensive presentation of financial position and results of operations.

VIZCONNECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Unaudited)

It is management’s opinion that all material adjustments (consisting of normal reoccurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results expected for the year.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

(E) Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 "Accounting for Income Taxes". Under this approach, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The U.S. federal statute of limitations remains open for the tax years 2011 and 2012.

(F) Advertising Costs

Advertising Costs are expensed in the period when the advertisements have reached their intended users. Advertising expense for the nine-month periods ended September 30, 2013 and 2012 were $403 and $1,115 respectively.

VIZCONNECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Unaudited)
(G) Software Development Costs

We expense software development costs to be marketed to external users, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $23,872 and $36,527 for the nine-months periods ended September 30, 2013 and 2012, respectively.

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

(J) Selling Expenses

The Company incurs selling expenses under a “multi-level” compensation plan, which includes commissions for subscription sales made and bonuses for assisting associated distributors in closing initial subscription sales. Commissions are earned from direct sales as well as the sales made through the sales network they have developed. Accrued commissions payable was $41,625 as of September 30, 2013.

(K) Concentrations

As of September 30, 2013 and 2012, respectively, the Company has no customers whose sales account for more than 10% of total sales.

VIZCONNECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Unaudited)

(L) Property and Equipment

Property and equipment is recorded at cost. Additions and betterments are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is 5 years for furniture. Gains and losses on disposal are charged to operations.

(M) Fair Value Measurements

The Company’s capital structure includes the use of convertible debt features that are classified as derivative financial instruments. Derivative financial instruments are recognized as either assets or liabilities and are measured at fair value in accordance with FASB ASC 815 “Derivatives and Hedging”. ASC 815 requires that changes in fair value of derivative financial instruments with no hedging designation be recognized as gains (losses) in the earnings statement. Fair value measurement and disclosures are determined in accordance with FASB ASC 820 “Fair Value Measurements and Disclosures”.

FASB ASC 820 establishes a framework for measuring fair value by creating a hierarchy for observable independent market inputs and unobservable market assumptions and expands disclosures about fair value measurements. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates present herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

The following inputs are used in the valuation of the financial assets and liabilities.

Level 1 - Inputs represent unadjusted quoted prices for identical assets and liabilities exchanged in active markets.

Level 2 - Inputs include directly or indirectly observable inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that are considered in fair value determinations of the assets or liabilities, such as interest rates or yield curves that are observable at commonly quoted intervals, volatilities, repayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs, because there is little, if any, market activity in the assets or liabilities or related observable inputs that can be corroborated at the measurement date. Measurements of non-exchange traded derivative contract assets and liabilities are primarily based on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets and liabilities.

VIZCONNECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Unaudited)

(N) Fair Value of Financial Instruments

The fair values of financial instruments that include cash and amounts due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result are not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

The following is a summary of liabilities measured at fair value on a recurring basis:

Description	Total Fair Value	Level 1	Level 2	Level 3

Derivatives:
Conversion Feature Liability	$136,641	-	-	$136,641
Total derivatives	$136,641	-	-	$136,641

The following is a description of the valuation methodology used for liabilities measured at fair value.

Conversion feature liability – The fair value of the derivative instrument was estimated using the Black Scholes option pricing model. (See Note 7)

(O) Re-classifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

(P) Income (Loss) per Share

The Company computes net income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes payable, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

VIZCONNECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Unaudited)

The following summarizes potential anti-dilutive shares:

	September 30, 2013	September 30, 2012
(number of shares)
Convertible notes	6,799,474	-
Total	6,799,474	-

(Q) Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB) (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

NOTE 2	GOING CONCERN

The Company had a net loss of $65,970 for the nine months ended September 30, 2013, a Stockholders’ deficit of $524,879 and a working capital deficit of $501,569 as of September 30, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through member contributions and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding through implementing its strategic plans, multilevel marketing strategy and sales incentives to expand operations and will provide the opportunity for the Company to continue as a going concern.

NOTE 3	DEMAND PROMISSORY NOTE RECEIVABLE

During 2013, the Company entered into 7 demand promissory notes totaling $11,200. The promissory notes provide for principal and interest on the outstanding balance at the rate of 3.25% per annum until the notes are paid in full.

VIZCONNECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Unaudited)

NOTE 4	NOTES PAYABLE-RELATED PARTY

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. As of September 30, 2013 and December 31, 2012, the total amount outstanding is $22,500. Accrued interest totaled $4,609 and $2,921 as of September 30, 2013 and December 31, 2012, respectively. The notes are currently in default (See Note 9).

NOTE 5	NOTES PAYABLE

During 2011, The Company entered into a note payable for $15,000. The Note has an interest rate of 2% monthly, is unsecured, and due on demand. As of September 30, 2013 and December 31, 2012, the total amount outstanding is $15,000. Accrued interest totaled $4,345 and $4,130 as of September 30, 2013 and December 31, 2012, respectively.

NOTE 6	CONVERTIBLE NOTES PAYABLE

During 2013, the Company received various unsecured convertible loans totaling $480,250. One of these convertible loans has a face value of $312,500 and has an interest rate of 8% and matures in February 2018. The remaining convertible loans of $167,750 have interest rates of 8% and 12% per annum and mature at various dates thru March 2018.

These notes can be converted following a holding period provided in the respective promissory notes, and at a set price per share, subject to certain re-set provisions. This includes price protection terms, which would reset the per-share purchase price if the Company were obligated to convert other liabilities at a lower per share purchase price.

The following is a summary of the unsecured convertible loans:

Origination date	Maturity Date	Interest Rate	Principal, September 30, 2013	Current Portion	Long-term

February 2013	February 2018	8%	$312,500	$-0-	$312,500
May 2013	March 2018	12%	$20,000	$-0-	$20,000
June 2013	March 2018	12%	$30,000	$-0-	$30,000
June 2013	May 2014	8%	$42,500	$42,500	$-0-
September 2013	June 2014	8%	$32,750	$32,750	$-0-
September 2013	June 2014	8%	$42,500	$42,500	$-0-
Discount Notes payable				$(81,076)	$(337,168)
Total			$480,250	$36,674	$25,332

VIZCONNECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Unaudited)

NOTE 7	DERIVATIVES

The company has entered into convertible notes of $480,250 with certain investors. These notes and related accrued interest payable are redeemable into common stock of the Company under certain circumstances; therefore, these convertible notes meet the criteria for liability accounting. The notes can be converted following a holding period provided in the promissory note agreement, and at a set price per share, subject to certain re-set provisions. This includes price protection terms, which would reset the per-share purchase price if the Company were obligated to convert other convertible liabilities at a lower per share purchase price.

The derivative liability is recorded at a fair value on the Company’s financial statements, and any changes in their fair value are included in the consolidated statement of operations as a non-cash item.

The derivative liability is revalued and reported at fair value of $136,641 as of September 30, 2013.

The fair value of the convertible notes was estimated using the Black Scholes option pricing model with the following assumptions for the nine months ended September 30, 2013.

Significant valuation assumptions of derivative instruments as of September 30, 2013:

Risk free interest rate	.10% and 1.39% based on expected life

Dividend yield	0%

Expected volatility	32.42%

Expected life (range in years)	.75 to 4.75

NOTE 8	STOCKHOLDERS’ EQUITY

During the nine month period ended September 30, 2013, capital with a value of $20,000 was contributed to the Company.

VIZCONNECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Unaudited)

NOTE 9	RELATED PARTY TRANSACTIONS

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. As of September 30, 2013 and December 31, 2012, the total amount outstanding is $22,500. Accrued interest totaled $4,609 and $2,921 as of September 30, 2013 and December 31, 2012, respectively. The notes are currently in default (See Note 4).

During the nine month period ending September 30, 2013, the Company incurred software development expenses totaling $9,800 from a company owned by an officer. As of September 30, 2013, the total amount owed to the related vendor is $42,500 and is recorded in accounts payable.

During the nine month period ending September 30, 2013, commissions were owed to a company owned by the spouses of the officers. The commissions owed to this related party were $1,963 as of September 30, 2013.

NOTE 10	COMMITMENTS AND CONTINGENCIES

On March 11, 2013, the Company entered into a twelve month lease for its corporate office in Springfield, Massachusetts. The lease requires monthly payments of $2,169.

NOTE 11	SUBSEQUENT EVENT

During the third quarter of 2013, the Company engaged Canadian legal counsel to organize and create a majority owned subsidiary of the U.S. Company to conduct business solely in Canada. The U.S. Company is legally obligated to pay these organization expenses associated with the formation of the majority owned entity, which was legally incorporated in Canada on October 29, 2013. The majority owned subsidiary will be included in the consolidated financial statements of the Company at its formation. The minority partners will capitalize $100,000 of cash into the subsidiary upon its formation. The $100,000 of cash shall equal 20% ownership of the subsidiary. The Company will own the remaining 80% of the subsidiary.

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

Results of Operations

Comparison for the three months ended September 30, 2013 and 2012

Revenue:

Revenues for the three months ended September 30, 2013 were $140,856, compared with $3,975 for the three months ended September 30, 2012, reflecting an increase of 3,443.55%. The increase in revenues was primarily attributable to the implementation of the Company’s new business and sales model.

Operating Expenses:

Operating expenses for the three months ended September 30, 2013 were $273,329, compared with $161,051 for the three months ended September 30, 2012, reflecting an increase of 69.72%. The increase in operating expenses was primarily attributable to the implementation of the Company’s new business and sales model, including investment in consulting and business infrastructure.

Operating loss:

We incurred operating losses totaling $132,473 for the three months ended September 30, 2013, compared to losses from operations totaling $157,076 for the three months ended September 30, 2012 reflecting a decrease of 15.67%. The decrease in operating losses was primarily attributable to increase in operating expenses associated with the implementation of the Company’s new business and sales model.  The increase in operating expenses was offset by the overall increases in revenue.

Other Expense:

The Company had interest expenses during the three months ended September 30, 2013 in the amount of $65,316, compared with $0 during the three months ended September 30, 2012. The increase in interest expenses during the three months ended September 30, 2013 was primarily attributable to the issuance of promissory notes and amortization of debt discount during the nine months ended September 30, 2013.

The Company recognized losses based upon the derivative liability attributed to convertible promissory notes issued to certain investors.  The amount of the gain was $614,586 for the three months ended September 30, 2013, compared with $0 for the three months ended September 30, 2012.  This gain reflects the difference between the calculated fair value of the derivative liability, which was $136,641 at September 30, 2013, and the issuance price of the notes, which is $480,250.

The loss on the derivative exchange reflected in the income statement is associated with the potential future contingent payments that could result upon a conversion of the note payable at its face value at issuance into shares of common stock at their current fair value at September 30, 2013, discounted to its net present value using a Black Scholes modeling calculation.  The convertible notes are recorded initially at their issuance price and then marked to market using the Company's current stock price extrapolated among all the units of stock traded by the Company through September 30, 2013.  The mark to market adjustment is discounted to its net present value using a Black Scholes formula and the difference in issuance price and its calculated fair value is included in the statement of operations in accordance with the guidance FASB ASC Topic 815. The loss on the derivative exchange is not a normal component of the net loss from the operations of the Company, because this item is merely a mark to market adjustment on a contingent note rather than an item of income or expense associated with normal and recurring business transactions associated with the Company's daily operating activities.

Comparison for the nine months ended September 30, 2013 and 2012

Revenue:

Revenues for the nine-month period ended September 30, 2013 were $249,190, compared with $11,825 for the nine months ended September 30, 2012, reflecting an increase of 2,007.32%. The increase in revenues was primarily attributable to the implementation of the Company’s new business and sales model.

Operating Expenses:

Operating expenses for the nine months ended September 30, 2013 were $573,556, compared with $221,815 for the nine-month period ended September 30, 2012, reflecting an increase of 158.57%. The increase in operating expenses was primarily attributable to the implementation of the Company’s new business and sales model, including investment in consulting and business infrastructure.

Operating loss:

We incurred operating losses totaling $324,366 for the nine months ended September 30, 2013, compared to losses from operations totaling $209,990 for the nine-month period ended September 30, 2012 reflecting an increase of 54.47%. The increase in operating losses was primarily attributable to the implementation of the Company’s new business and sales model, including investment in consulting and business infrastructure.

Other Expense:

The Company had interest expenses during the nine months ended September 30, 2013 in the amount of $85,213, compared with $0 during the nine months ended September 30, 2012. The increase in interest during the nine months ended September 30, 2013 was primarily attributable to the issuance of promissory notes and amortization of debt discount during the nine months ended September 30, 2013.

The Company recognized losses based upon the derivative liability attributed to convertible promissory notes issued to certain investors.  The amount of the gain was $343,609 for the nine-month period ended September 30, 2013, compared with $0 for the nine-month period ended September 30, 2012.  This gain reflects the difference between the calculated fair value of the derivative liability, which was $136,641 at September 30, 2013, and the issuance price of the notes, which is $480,250.

Plan of Operations

Over the next 12 months, we are looking to expand our IBA number from approximately 400 current IBA consultants to 600 by the end of the first quarter of 2014 and 1,000 by the end of the Fourth quarter. We expect that this goal will be supported by the recruitment of top sales people and the increased efforts in our marketing campaign. We currently have IBAs in 29 states with most being located in the northeast where our headquarters are located.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

Income Taxes

The Company accounts for income taxes under FASB Accounting Standards Codification Topic 740, Income Taxes.  Under FASB Accounting Standards Codification Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB Accounting Standards Codification No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

Advertising Costs are expensed in the period when the advertisements have reached their intended users. Advertising expense during the nine months ended September 30, 2013 and 2012 were $403 and $1,115, respectively.

Software Development Costs

We expense software development costs to be marketed to external users, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $23,872 and $36,527 for the nine months ended September 30, 2013 and 2012, respectively.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC Topic 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company recognizes revenue from monthly subscriptions fees in the month in which services are used. Because a portion of the fees are earned over a month period, any fees collect in which the services are not provided are recorded as deferred revenue. The Company recognizes revenue from set up fees at the time the initial set up is complete and the fees are earned. The Company recognizes revenue from distributor membership fees monthly over the one year membership period. Any fees collected in which the services are not provided are recorded as deferred revenue.

Concentrations

As of September 30, 2013, the Company has no customers whose sales account for more than 10% of total sales.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for accounts payable approximate fair value based on the short-term maturity of these instruments.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB) (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

Liquidity and Capital Resources

Our cash and cash equivalents is $44,252, and a working capital deficit of $501,569, as of September 30, 2013. Despite capital contributions and sales, and both related party and third party loan commitments, we may experience cash flow shortages that can slow our expected growth. We have primarily financed our activities from loans from related and third parties. A significant portion of the funds raised from loans from related and third parties have been and will be used to cover working capital needs such as office expenses, software development expenses and various professional fees.

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

On June 26, 2013 and September 2013, the Company entered into two Securities Purchase Agreements with Asher Enterprises, Inc. ("Asher"), for the sale of two 8% convertible notes in the principal amounts of $42,500 and $42,500, respectively. The financings closed on July 11, 2013 and September 2013, respectively. The notes bear interest at the rate of 8% per annum. All interest and principal must be repaid on May 28, 2014 and June 2014, respectively. The notes are convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

In September 2013, the Company entered into a Securities Purchase Agreement with Auctus Private Equity Fund, LLC (“Auctus”), for the sale of an 8% convertible note in the principal amount of $32,750. The note bears interest at the rate of 8% per annum. All interest and principal must be repaid by June 24, 2014. The note is convertible into common stock, at Auctus’ option, at a 42% discount to the average of the two lowest closing bid prices of the common stock during the 20 trading day period prior to conversion.

Going Concern

The Company had a net loss of $65,970 for the nine months ended September 30, 2013, a Stockholders’ deficit of $524,879 and a working capital deficit of $501,569 as of September 30, 2013. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through member contributions and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.
We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. As of September 30, 2013, the total amount outstanding is $22,500 and accrued interest of $4,609.

Item 4.   Mine Safety Disclosures.

Not applicable

Item 5.  Other Information

See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" regarding the unregistered sale of equity securities, which is incorporated herein by reference.

Item 6.   Exhibits

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase
__________________
In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VizConnect, Inc.

Dated: November 15, 2013	By:	/s/ Paul Cooleen
Paul Cooleen
President (Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)