Form 10-K
period 2013-12-31
VIZCONNECT, INC.
filed 2014-04-22
CIK 1506295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-170779

Vizconnect, Inc.
(Name of small business issuer in its charter

Nevada	27-3687123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 Main Street, Suite 1407 Springfield, Massachusetts	01103
(Address of principal executive offices)	(Zip Code)

(855) 849-2666
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 14, 2014: 58,855,000.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 28, 2013, was approximately $3,531,300. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our product lines; addition of new product lines; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to produce and deliver suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

Item 1. Business.

Overview

We were incorporated in the State of Nevada on October 15, 2010. We assist companies across a wide array of industries in utilizing mobile devices and technologies to create targeted branding and advertising campaigns. Our proprietary video marketing platform (the “Platform”) allows companies to integrate traditional print media with mobile Text-to-Video messages, activate and optimize their web portals, and build mobile marketing databases. Our Platform utilizes unique keyword-activated campaigns that engage mobile users with video and automated call-to-action prompts. This dynamic, cloud-based marketing tool has small business applications, enterprise solutions for large companies, and white-label opportunities for marketing and communications firms.

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

OUR BUSINESS

Business Overview

VizConnect is a cloud-based, video marketing services provider that assists companies across a wide array of industries in utilizing mobile devices and technologies to create targeted branding and advertising campaigns. Our proprietary video marketing platform (the “Platform”) allows companies to integrate traditional print media with mobile Text-to-Video messages, activate and optimize their web portals, and build mobile marketing databases. Our Platform utilizes unique keyword-activated campaigns that engage mobile users with video and automated call-to-action prompts. This dynamic, cloud-based marketing tool has small business applications, enterprise solutions for large companies, and white-label opportunities for marketing and communications firms.

We mainly provide our Platform to business entrepreneurs/corporations within the B2B marketplace on a month-to-month subscription that can help our customers:

•	Enhance their Brand Image through traditional print marketing mediums that utilize keyword-activated Text-to Video messaging

•	Establish, manage, and utilize targeted mobile data for Brand Imaging and Opt-In Push Marketing campaigns

VizConnect’s Platform gives businesses of all sizes the capability to build a bridge from a traditional print media right to the cutting-edge, minute to minute world of mobile marketing.

VizConnect Mobile Marketing Platform

Each VizConnect account gives clients access to customized keyword campaigns which activate specific video messaging. Keywords can connect to a different video for separate markets, or the same video for improved tracking and analytics. Each keyword campaign can be updated with a new or different video as often as desired. At the end of each video, our fully customizable Call-to-Action feature encourages customers to take an action (call, purchase, view, etc.) immediately and directly from their mobile device. The cloud-based Platform provides relatively low-cost access to mobile marketing initiatives.

Our subscribers can use their unique keywords, printed on marketing materials to connect to customers and provide rich-media advertising and marketing content through mobile platforms. Our platform ensures that engaged mobile users are directed to videos, web portals, landing or registration pages.

Furthermore, VizConnect’s Platform is easy to use, allowing clients to store, manage, and measure the effectiveness of their marketing videos through a streamlined point-and-click portal.

Company Marketing

VizConnect sells its products and services using a dynamic and experienced sales team, large scale white label-partnership opportunities, and directly through the web by utilizing SEO and SEM strategies.

The Company will provide support for both its small business and enterprise solutions-based clients by utilizing in-house and contracted mobile marketing consultants.

Our Corporate History and Background

VizConnect was organized as a limited liability company under the laws of the Commonwealth of Massachusetts on April 5, 2011 to engage in the development of a cloud-based, marketing services provider.

Corporate Information

Our principal executive offices are located at 1350 Main Street, Suite 1407 Springfield, MA 01103. Our telephone number at this address is (855) 849-2666.

Our Competitive Strengths

We believe that the following strengths contribute to our success and differentiate us from our competitors:

VizConnect exhibits two particular strengths in comparison with businesses that are serving the mobile marketing arena: the proprietary nature of our core service and our unique ability to facilitate white-label partnerships.

We consider our principal competitors to be businesses that are leveraging the use of QR codes in connection with mobile marketing. In virtually all other circumstances of which we are aware, those businesses are focusing on connecting QR codes to mobile-friendly websites or other text-based advertising. We believe that VizConnect’s focus on Text-to-Video as the principal advertising medium, combined with our easy-to-use interface, is a particular strength, especially as smartphone sales continue to rise. Further, the core service provides a simple method by which the advertiser can request feedback or contact from the consumer following a video – a feature not available through free resources such as YouTube – is a considerable strength.

Sales and Marketing

Our executive management team is actively involved in business development and in managing our key client relationships. The Company maintains a website and a presence on key social media sites, and is developing its own marketing plan.

Research and Development

Because of the nature of our business, we are required to improve our technology ability in a high frequency in order to compete with other business competitors in the business.

Since the beginning of our operation in 2011, we have strived to work on our website by increasing the input of our database, developing new channels and functions on our website. In November 2012, the Company upgraded the technology that runs the core product to allow for greater scalability of the service, with the principal focus being on video uploaded to our host server. The Company has also re-focused sales and marketing efforts to take advantage of unique white-label opportunities.

The Company expects to develop additional tools that will allow its clients to more easily manage their accounts on a mobile device, as well as additional mobile marketing services that will enhance the existing product. Some of this development may require internal software development, and some may be obtained through licensing arrangements with third parties.

Competition

Our business model is to provide our B2B platform to technology enterprises, and our revenue is generated from small business monthly subscriptions, sales of large-scale enterprise solutions, and white-label partnerships. We believe that we have the unique business model; however, we still acknowledge the competition from other mobile marketing solutions and QR Code marketing companies. There are a few such companies that purport to host video as part of their product, but unlike VizConnect, that feature is not highlighted as part of the product. Other mobile marketing competitors promote the use of short SMS code texting, near-field communication technology and augmented reality.

Traditional media channel (magazine, newspapers, and radio), telecommunications, street showcase, billboard, frame and public transport advertising companies are also our competitors.

Intellectual Property

Our intellectual property consists of our copyrighted website content, social media pages on Facebook and Twitter, as well as the term “VizConnect,” which at the current time is an unregistered trademark for which an application has been filed with the United States Patent and Trademark Office.

Trademarks

On February 12, 2013, the Company submitted an application with the United States Patent and Trademark Office with regard to the mark “VizConnect”. The application has been assigned serial number 85847434.

Domain Names

VizConnect owns two domain names, which are vizconnect.com, vzc.me, vippit.mobi and vippitmedia.com.

Employees

As of March 31, 2014, we have one (1) full time employee. Our three directors, Paul Cooleen, Brian Dee and Ed Carroll, all contribute their time to our Company.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 1350 Main Street, Suite 1407, Springfield, Massachusetts, and our telephone number is (855) 849-2666. One (1) year lease agreement with NAI Plotkin Commercial Real Estate ending March 31, 2014 with a monthly rent totaling $2,150.00

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock trades in the over-the-counter-market (“OTC”) on the OTC Bulletin Board (“OTCBB”) under the symbol “VIZC.” The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in the OTC equity securities. An OTCBB equity security generally is any equity security that is not listed or traded on a national securities exchange. Prior to May 2013, our Common Stock was quoted under the symbol under the symbol “VBCO”, but was changed to “VIZC” as part of the closing of our reverse merger and our name change to VizConnect, Inc. Our Common Stock was quoted on the OTCBB but did not trade prior to the name change.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High		Low

2012
First quarter	$	N/A	$	N/A
Second quarter	$	N/A	$	N/A
Third quarter	$	N/A	$	N/A
Fourth quarter	$	N/A	$	N/A

2013
First quarter	$	N/A	$	N/A
Second quarter		$1.20		$0.33
Third quarter		$0.35		$0.04
Fourth quarter		$0.07		$0.02

Holders of Capital Stock

As of the date of this registration statement, we had 71 holders of our common stock.

Rule 144 Shares

As of the date of this registration statement, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Recent Sales of Unregistered Securities

None.

Dividends

No dividends were declared on our common stock in the year ended December 31, 2013, and it is anticipated that cash dividends will not be declared on our common stock in the foreseeable future. Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions. Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor. We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Securities Authorized for Issuance under Equity Compensation Plan

None.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results Of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview of our Business

VizConnect is a cloud-based, video marketing services provider that assists companies across a wide array of industries in utilizing mobile devices and technologies to create targeted branding and advertising campaigns. Our proprietary video marketing platform (the “Platform”) allows companies to integrate traditional print media with mobile Text-to-Video messages, activate and optimize their web portals, and build mobile marketing databases. Our Platform utilizes unique keyword-activated campaigns that engage mobile users with video and automated call-to-action prompts. This dynamic, cloud-based marketing tool has small business applications, enterprise solutions for large companies, and white-label opportunities for marketing and communications firms.

We mainly provide our Platform to business entrepreneurs/corporations within the B2B marketplace on a month-to-month subscription that can help our customers:

•	Enhance their Brand Image through traditional print marketing mediums that utilize keyword-activated Text-to Video messaging

•	Establish, manage, and utilize targeted mobile data for Brand Imaging and Opt-In Push Marketing campaigns

VizConnect’s Platform gives businesses of all sizes the capability to build a bridge from a traditional print media right to the cutting-edge, minute to minute world of mobile marketing.

On February 13, 2013 (the “Closing Date”), we entered into a Share Exchange Agreement (the “Exchange Agreement”) with (i) VizConnect LLC (“VizConnect”), (ii) all of the members of VizConnect (the “Members”) and (iv) our former principal shareholder pursuant to which we acquired all of the outstanding units of VizConnect in exchange for the issuance of 6,250,000 shares of our common stock to the Members (the “Share Exchange”). The shares issued to the Members in the Share Exchange constituted approximately 61.46% of our issued and outstanding shares of common stock as of and immediately after the consummation of the Share Exchange. In connection with the closing, 10,000,000 shares of our common stock held by our former principal shareholder have been cancelled. As a result of the Share Exchange, VizConnect became our wholly owned subsidiary.

The acquisition is being accounted for as a “reverse merger,” and VizConnect is deemed to be the accounting acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the acquisition will be those of VizConnect and will be recorded at the historical cost, and the consolidated financial statements after completion of the acquisition will include the assets, liabilities and operation of VB Clothing and VizConnect from the closing date of the acquisition. As a result of the issuance of the shares of common stock pursuant to the Exchange Agreement, a change in control of occurred as a result of the acquisition.

In connection with the closing of the Exchange Agreement, Mr. Anthony Pasquale, VB Clothing, Inc.’s principal shareholder, agreed to cancel his 10,000,000 shares of common stock that he owned in VB Clothing and we issued 6,250,000 shares to members of VizConnect. Additionally, the existing officers and directors from VB Clothing resigned from its board of directors and all officer positions effective immediately after the closing of the reverse merger. Accordingly, our Board of Directors appointed Mr. Paul Cooleen as our President, Mr. Brian Dee as our Secretary, and Mr. James Henderson as our Treasurer, effective upon the closing of the Share Exchange.

VB Clothing’s directors approved the Exchange Agreement and the transactions contemplated thereby. Simultaneously, the Members of VizConnect also approved the Exchange Agreement and the transactions contemplated thereby.

Prior to the Exchange Agreement, VB Clothing, Inc. was in the business of selling active/leisure lines of women’s clothing. VB Clothing, Inc. was incorporated in the State of Nevada on October 15, 2010.

As a result of the Exchange Agreement, VB Clothing, Inc. ceased its prior business and acquired 100% of the mobile marketing operations of VizConnect, the business and operations of which now constitutes its primary business and operations. Specifically, as a result of the Exchange Agreement on February 13, 2013:

-	VB Clothing acquired and now owns 100% of the issued and outstanding units of VizConnect LLC, a Massachusetts limited liability company and their mobile marketing business; and
-	VB Clothing issued 6,250,000 shares of common stock to the Members of VizConnect, constituting approximately 61.46% of the issued and outstanding common stock.

As a result of VB Clothing’s reverse acquisition of VizConnect, VB Clothing has assumed the business and operations of VizConnect with its principal activities engaged in the mobile marketing platform business.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	Period Ended
	December 31, 2013	December 31, 2012

Revenue	$335,768	$23,531
Expenses	$921,067	$282,684
Loss from Operations	$(585,299)	$(259,153)
Other (Expense) Income	$107,235	$(14,306)
Net Loss	$(462,084)	$(273,459)

Twelve Months Ended December 31, 2013 Compared with Twelve Months Ended December 31, 2012

Revenue:
Revenues for the twelve-month period ending December 31, 2013 were $335,768, compared with $23,531 for the twelve month period ending December 31, 2012, reflecting an increase of 1,326.9%. The increase in revenues during the periods was primarily attributable to the growth of the network marketing sales model.

Operating Expenses:
Operating expenses for the twelve-month period ending December 31, 2013 were $921,067 compared with $282,684 for the twelve month period ending December 31, 2012, reflecting an increase of 225.8%. The increase in operating expenses was primarily attributable to large professional fees, enhancement to the platform and running the network marketing sales model.

Loss from Operations:
We incurred losses from operations totaling $585,299 for the twelve-month period ending December 31, 2013, compared to losses from operations totaling $259,153 for the twelve-month period ending December 31, 2012, reflecting an increase of 125.9% The increase in losses from operations was primarily attributable to professional fees and sales expenses.

Other Expense (Income):
The Company had other income for the twelve-month period ending December 31, 2013 in the amount of $107,235, which is composed of a gain on the change in derivative liability of $259,082 net of interest expense of $151,847 compared with $14,306 of interest expense for the twelve-month period ending December 31, 2012, reflecting an decrease of 849.58%. The increase in interest expense was due to the increase in notes payable and increase in the interest rate of the new notes.  The gain in the change of the derivative liability was due to a decrease in the values of the derivatives.

Net loss:
We incurred a net loss of $462,084 or 137.3% of revenues, for the twelve-month period ending December 31, 2013, compared to a net loss of $273,459 or 1,162.12% of revenues, for the twelve-month period ending December 31, 2012. The decrease in loss is attributable to the increase in sales and growth of the company.

Plan of Operations

VizConnect is a cloud-based, video marketing services provider that assists companies across a wide array of industries in utilizing mobile devices and technologies to create targeted branding and advertising campaigns. Our proprietary video marketing platform (the “Platform”) allows companies to integrate traditional print media with mobile Text-to-Video messages, activate and optimize their web portals, and build mobile marketing databases. Our Platform utilizes unique keyword-activated campaigns that engage mobile users with video and automated call-to-action prompts. This dynamic, cloud-based marketing tool has small business applications, enterprise solutions for large companies, and white-label opportunities for marketing and communications firms.

By the end of fiscal year 2014, we plan to begin expanding our customer reach internationally.

Critical Accounting Policies and Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and December 31, 2012, the Company had no cash equivalents.

Advertising Costs

Advertising Costs are expensed in the period when the advertisements have reached their intended users. Advertising expense the periods ended December 31, 2012 and December 31, 2013 were $403 and $1,115 respectively.

Software Development Costs

We expense software development costs to be marketed to external users, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $102,809 and $108,834 for the periods ended December 31, 2013 and December 31, 2012 respectively.

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

Recent Accounting Pronouncements

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08. The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles- Goodwill and Other–General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for non-public entities, have not yet been made available for issuance. The adoption of this pronouncement did not have any effect on the Company. The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial statements.

Liquidity and Capital Resources

Our cash and cash equivalents is $34,904 as of December 31, 2013. Despite capital contributions and sales, and both related party and third party loan commitments, we may experience cash flow shortages that can slow our expected growth. We have primarily financed our activities from sales of our capital stock and from loans from related and third parties. A significant portion of the funds raised from the sale of capital stock will be used to cover working capital needs such as office expenses and various professional fees.

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

Off-balance Sheet Commitments and Arrangements

We have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

VIZCONNECT, INC. AND SUBSIDIARIES

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Balance Sheets at December 31, 2013 (Consolidated) and 2012	F-2

Statements of Operations for the Years Ended December 31, 2013 (Consolidated) and 2012	F-3

Statements of Changes in Deficit for the Years ended December 31, 2013 (Consolidated) and 2012	F-4

Statements of Cash Flows for the Years Ended December 31, 2013 (Consolidated) and 2012	F-5

Notes to Consolidated Financial Statements	F-6 - F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors:
VizConnect, Inc.

We have audited the accompanying balance sheets of VizConnect Inc. and subsidiaries (the “Company”) as of December 31, 2013 (consolidated) and December 31, 2012 and the related statement of operations, and changes in deficit and cash flows for the years ended December 31, 2013 (consolidated) and 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of VizConnect Inc. as of December 31, 2013 (consolidated) and December 31, 2012 and the results of its operations and its cash flows for the years ended December 31, 2013(consolidated) and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements the Company has a consolidated net loss of $462,084 for the year ended December 31, 2013, a deficit of $703,541 and a working capital deficit of $668,108 as of December 31, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.
LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 21, 2014

VIZCONNECT, INC. AND SUBSIDIARIES
BALANCE SHEETS
DECEMBER 31, 2013 (CONSOLIDATED) AND 2012

	Consolidated
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$34,904	$19,842
Prepaid expenses	14,654	760
Note receivable, net of allowance of $22,700 and $0, respectively	-	-
Total current assets	49,558	20,602

Property and equipment, net	1,937	-
TOTAL ASSETS	$51,495	$20,602

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of convertible notes payable, net of discount $85,583 and $0, in 2013 and 2012, respectively	$32,167	$-
Accounts payable	237,705	93,401
Accrued expenses	97,088	21,943
Deferred revenues	52,356	36,667
Notes payable- related party	22,500	22,500
Notes payable	72,000	15,000
Derivative liability	203,850	-
Total current liabilities	717,666	189,511

LONG TERM LIABLITIES:
Convertible notes payable, net of discount $325,130 and $0 in 2013 and 2012, respectively	37,370	-
Loan payable - related party	-	310,000
TOTAL LIABILITIES	755,036	499,511

COMMITMENTS AND CONTINGENCIES (see Note 11)

VIZCONNECT, INC. DEFICIT

Preferred Stock: $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2013 and 2012, respectively	-	-
Common Stock: $0.001 par value, 250,000,000 shares authorized, 40,680,000 shares issued and outstanding as of 2013 and 25,000,000 shares issued and outstanding as of 2012	40,680	25,000
Additional paid in capital	132,752	(5,000)
Accumulated deficit	(960,993)	(498,909)
VizConnect, Inc. stockholders' deficit	(787,561)	(478,909)
Noncontrolling interest	84,020	-
TOTAL DEFICIT	(703,541)	(478,909)
TOTAL LIABILITIES AND DEFICIT	$51,495	$20,602

See Accompanying Notes to Financial Statements

VIZCONNECT, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 (CONSOLIDATED) AND 2012

	Consolidated
	2013	2012

REVENUE	$335,768	$23,531

OPERATING EXPENSES:
Programming, Hosting & Technology Expense	102,809	108,834
Professional Fees	288,219	109,693
General and Administrative	354,376	46,727
Selling Expense	175,663	17,430
Total Operating Expenses	921,067	282,684

Loss From Operations	(585,299)	(259,153)

OTHER INCOME (EXPENSE)
Gain on change in fair value of derivative liability	259,082	-
Interest expense	(151,847)	(14,306)
Other Expenses, net	107,235	(14,306)

LOSS BEFORE PROVISION FOR INCOME TAXES	(478,064)	(273,459)

Provision for income taxes	-	-

CONSOLIDATED NET LOSS	(478,064)	(273,459)

NET LOSS ATTRIBUTABLE TO NON CONTROLLING INTEREST	(15,980)	-

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(462,084)	$(273,459)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	40,680,000	25,000,000

See Accompanying Notes to Financial Statements

VIZCONNECT, INC AND SUBSIDIARIES
STATEMENTS OF CHANGES IN DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 (CONSOLIDATED) AND 2012

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Beginning balance, January 1, 2012	-	$-	25,000,000	$25,000	$(5,000)	$(225,450)	$-	$(205,450)

Net loss	-	-	-	-	-	(273,459)	-	(273,459)

Ending balance, December 31, 2012	-	-	25,000,000	25,000	(5,000)	(498,909)	-	(478,909)

Net loss	-	-	-	-	-	(462,084)	(15,980)	(478,064)

Contribution of capital	-	-	-	-	20,000	-	100,000	120,000

Acquisition of VB Clothing	-	-	15,680,000	15,680	(15,680)	-	-	-

Reclassification of derivative Liability	-	-	-	-	55,232	-	-	55,232

Fair value of stock issued to consultants	-	-	-	-	78,200	-	-	78,200

Ending balance, December 31, 2013 (consolidated)	-	$-	40,680,000	$40,680	$132,752	$(960,993)	$84,020	$(703,541)

See Accompanying Notes to Financial Statements

VIZCONNECT, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 (CONSOLIDATED) AND 2012

	Consolidated
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(462,084)	$(273,459)

Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interest	(15,980)
Depreciation	215	-
Bad debt expense	22,700	-
Amortization of debt discount	107,451	-
Stock issued for services	78,200	-
Gain on change in fair value of derivative liability	(259,082)	-
Increase(decrease) in cash from changes in assets and liabilities:
Prepaid expenses	(13,894)	13,500
Accounts payable	144,304	42,547
Accrued expenses	75,145	21,943
Deferred revenue	15,689	36,667
Net cash used in operating activities	(307,336)	(158,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,152)	-
Increase in Note Receivable	(22,700)	-
Net cash used in investing activities	(24,852)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	20,000	(110,377)
Proceeds from notes payable	271,750	310,000
Repayments of notes payable	(44,500)	(22,725)
Noncontrolling interest contributions	100,000	-
Net cash provided by financing activities	347,250	176,898

Increase in cash during the year	15,062	18,096

Cash, beginning of the year	19,842	1,746

CASH AT END OF PERIOD	$34,904	$19,842

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$1,751	$-
Income Taxes	$-	$-

During the year ended December 31, 2013, the Company allocated $518,164 of notes payable to proceeds to discount on notes payable and derivative liability

During the year ended December 31, 2013, the Company reclassified $55,232 of derivative liability into additional paid in capital upon the repayment of the note.

See Accompanying Notes to Financial Statements

VIZCONNECT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

VizConnect, Inc. (the "Company") was formed as a corporation under the laws of the State of Nevada on October 15, 2010. The Company, through its wholly-owned subsidiary, VizConnect LLC, a Massachusetts limited liability company which was formed on April 5, 2011, provides cloud based marketing services using a combination of mobile video marketing, video storage, and cloud computing in one easy to access system for a monthly fee.

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

On February 23, 2013, VizConnect, Inc., concluded a 4-for-1 stock split, following which there were 40,680,000 shares of common stock issued and outstanding.

On October 29, 2013, the Company formed a majority owned subsidiary to conduct business solely in Canada. The majority owned subsidiary is included in the consolidated financial statements of the Company at its formation. The non-controlling investors have contributed $100,000 into the subsidiary, which represents a 20% ownership. The Company owns the remaining 80% of the subsidiary.

(B) Basis of consolidation

The accompanying 2013 consolidated financial statements include the accounts of VizConnect, Inc., Vizconnect LLC and its 80% owned subsidy VizConnect Canada from the date of incorporation (October 29, 2013). The accompanying 2012 financial statements include Vizconnect, LLC. Intercompany accounts and transactions have been eliminated.

VIZCONNECT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(C) Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include the calculation of deferred revenue during the period and determinations of fair values of certain financial instruments.

(D) Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, the Company had no cash equivalents.

(E) Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 "Accounting for Income Taxes". Under this approach, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The U.S. federal statute of limitations remains open for the tax years 2011 to 2013.

(F) Advertising Costs

Advertising Costs are expensed in the period when the advertisements have reached their intended users. Advertising expense for the years ended December 31, 2013 and 2012 were $403 and $1,115 respectively.

(G) Software Development Costs

The Company expenses software development costs to be marketed to external users, before technological feasibility of such products is reached. The Company has determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $102,809 and $108,834 for the years ended December 31, 2013 and 2012, respectively.

VIZCONNECT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Selling Expenses

The Company incurs selling expenses under a “multi-level” compensation plan, which includes commissions for subscription sales made and bonuses for assisting associated distributors in closing initial subscription sales. Commissions are earned from direct sales as well as the sales made through the sales network they have developed. Accrued commissions payable was $42,057 and $6,436 for the years ended December 31, 2013 and 2012, respectively.

(J) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collection of the resulting receivable is reasonably assured.

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

(K) Concentrations

As of December 31, 2013 and 2012, respectively, the Company has no customers whose sales account for more than 10% of total sales.

(L) Property and equipment

Property and equipment is recorded at cost. Additions and betterments are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is 5 years for computers. Depreciation for the year ended December 31, 2013 and 2012 was $215 and $0, respectively.

(M) Derivatives

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

VIZCONNECT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(N) Fair Value Measurements

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

(P) Loss per share

The Company computes net loss per share in accordance with FASB ASC 260 “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

The following summarizes potential anti-dilutive shares:

	December 31, 2013	December 31, 2012
(number of shares)
Convertible notes	41,400,862	-
Total	41,400,862	-

(Q) New accounting pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB) (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

VIZCONNECT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	GOING CONCERN

The Company had a consolidated net loss of $462,084 for the year ended December 31, 2013, a stockholders’ deficit of $703,541 and a working capital deficit of $668,108 as of December 31, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through issuance of stock and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding through implementing its strategic plans, multilevel marketing strategy and sales incentives to expand operations will provide the opportunity for the Company to continue as a going concern.

3.	FAIR VALUE OF INSTRUMENTS

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

The hierarchy for measuring fair value consists of the following levels:

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

VIZCONNECT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

The following is a summary of liabilities measured at fair value on a recurring basis as of December 31, 2013:

Description	Total Fair Value	Level 1	Level 2	Level 3
Derivatives:
Conversion Feature Liability	$203,850	-	-	$203,850
Total derivatives	$203,850	-	-	$203,850

The following is a summary of liabilities measured at fair value on a recurring basis as of December 31, 2012:

Description	Total Fair Value	Level 1	Level 2	Level 3
Derivatives:
Conversion Feature Liability	-	-	-	-
Total derivatives	-	-	-	-

The changes in derivatives measured at fair value for which, the Company has used Level 3 inputs to determine fair value at December 31, 2013 are as follows:

2013

Beginning of the year	-
Gains on change in fair value	259,082
Settlements	(55,232)
End of the year	$203,850

The following is a description of the valuation methodology used for liabilities measured at fair value.

Conversion feature liability – The fair value of the derivative instrument was estimated using the Black Scholes option pricing model. (See Notes 8 and 9)

4.	DEMAND PROMISSORY NOTE RECEIVABLE

During 2013, the Company entered into a demand promissory note totaling $22,700. The promissory note provided for principal and interest on the outstanding balance at the rate of 3.25% per annum until the note is paid in full. Interest accrued on the notes totaled $145 for the year ended December 31, 2013. As of December 31, 2013, the demand note receivable was deemed uncollectible and was written off to bad debt expense in the amount of $22,700.

VIZCONNECT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

5.	NOTES PAYABLE-RELATED PARTY

During 2011, the Company entered into two notes payable for a total of $22,500. The notes have an interest rate of 10%, are unsecured, and due March 15, 2012. As of December 31, 2013 and December 31, 2012, the total amount outstanding is $22,500. Accrued interest totaled $5,171 and $2,921 as of December 31, 2013 and December 31, 2012, respectively. The notes were in default as of December 31, 2013. The promissory notes for $2,500 and $20,000 were amended during 2014 to extend the due date to March 7, 2014 and November 14, 2014, respectively (See Note 11).

6.	NOTES PAYABLE

During 2011, the Company entered into a note payable for $15,000. The note has an interest rate of 2% monthly, is unsecured, and due on demand. As of December 31, 2013 and December 31, 2012, the total amount outstanding is $13,000 and $15,000, respectively. Accrued interest totaled $7,720 and $4,130 as of December 31, 2013 and December 31, 2012, respectively.

On December 30, 2013, the Company entered into a promissory note for $59,000. The note has a maturity date of January 13, 2014. The principal of the note from time to time shall bear a flat interest of $1,000 from the date of the note to and including the maturity date (See Note 14).

7.	CONVERTIBLE NOTES PAYABLE

During 2013, the Company received various unsecured convertible loans totaling $215,250 and converted a loan payable in the amount of $310,000 (see Note 8). During 2013, the Company repaid one convertible note payable in the amount of $42,500. The remaining convertible loans of $167,750 have interest rates of 8% and 12% per annum and mature at various dates through March 2018.

These notes can be converted following a holding period provided in the respective promissory notes. The initial price is based on the closing price and discounted 58% off the daily closing price. As of December 31, 2013, the conversion price was $0.012 per share. In addition, these notes include price protection terms, which would reset the per-share purchase price if the Company were obligated to convert other liabilities at a lower per share purchase price.

8.	LOAN PAYABLE- RELATED PARTY

During 2012, the Company received various unsecured loans from a related party totaling $310,000. The loans have an interest rate of 8% per annum and mature at various days through November 2017. During 2013, the loans were converted into convertible notes payable (See Note 7).

VIZCONNECT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

The following is a summary of the unsecured convertible loans:

Origination Date	Maturity Date	Interest Rate	Principal December 31, 2013	Current Portion	Long-term
February 2013	February 2018	8%	$312,500	$-	$312,500
May 2013	March 2018	12%	20,000	-	20,000
June 2013	March 2018	12%	30,000	-	30,000
September 2013	June 2014	8%	75,250	75,250	-
November 2013	August 2014	8%	42,500	42,500	-
Discount notes payable			(410,713)	(85,583)	(325,130)
Total			$69,537	$32,167	$37,370

Scheduled maturities of long-term debt for the next five years are:
2014	$117,750
2015	-
2016	-
2017	-
2018	362,500
$480,250

Interest recognized for the years ended December 31, 2013 and 2012 was $151,847 and $14,306 respectively.

9.	DERIVATIVES

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

The derivative liability is revalued and reported at a fair value of $203,850 as of December 31, 2013 (See Note 4).

The fair value of the convertible notes was estimated using the Black Scholes option pricing model with the following assumptions for the year ended December 31, 2013:

Risk free interest rate	0.10% and 1.27% based on expected life
Dividend yield	0%
Expected volatility	285%
Expected life (range in years)	0.41 to 4.17

VIZCONNECT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

10.	EQUITY

During the year ended December 31, 2013, capital of $20,000 was contributed to the Company.

During 2013, the non-controlling investors of the Company’s Canada subsidiary contributed $100,000 of cash, which represents a 20% ownership interest. The Company owns the remaining 80% of the subsidiary.

On August 10, 2013, the Company entered into a six month consulting agreement for 5,000,000 shares of common stock.  The Company expensed the fair value of $78,200 related to the portion earned through December 31, 2013 (See Note 14).

11.	RELATED PARTY TRANSACTIONS

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. As of December 31, 2013 and December 31, 2012, the total amount outstanding is $22,500. Accrued interest totaled $5,171 and $2,921 as of December 30, 2013 and December 31, 2012, respectively. The notes were amended to extend due dates (See Notes 5 and 14).

During 2012, the Company received various unsecured loans from a related party totaling $310,000. The loans have an interest rate of 8% per annum and mature at various days through November 2017. During 2013, the loans were converted into convertible notes payable (see note 7).

During the year ending December 31, 2013, the Company incurred software development expenses totaling $9,800 from a company owned by an officer. As of December 31, 2013, the total amount owed to the related vendor is $42,500 and is recorded in accounts payable.

During the year ending December 31, 2013, commissions were owed to a company owned by the spouses of the officers. The commissions owed to this related party were $1,963 as of December 31, 2013. The total commissions earned during 2013 were $10,954.

12.	COMMITMENTS AND CONTINGENCIES

On March 11, 2013, the Company entered into a twelve month lease for its corporate office in Springfield, Massachusetts. The lease requires monthly payments of $2,169. The Company did not renew the lease and is on a month to month lease basis as of April 1, 2014. Rental expense for the year ended December 31, 2013 was $20,169.

13.	INCOME TAXES

The Company provides for income taxes under ASC Topic 740, Accounting for Income Taxes. Under ASC Topic 740, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

VIZCONNECT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

On February 13, 2013, the Company consummated a reverse merger, which resulted in a tax free reorganization resulting in the former VizConnect LLC becoming a wholly owned subsidiary of VizConnect, Inc. Prior to the reverse merger, Vizconnect, LLC was taxed as a partnership under Subchapter K of the Internal Revenue Code. Furthermore, VizConnect, Inc. was essentially dormant and had no activity prior to the reverse merger. Since the LLC was taxed as a partnership prior to the reorganization and VizConnect, Inc. was inactive prior to the reorganization there would be no entity level tax and therefore ASC Topic 740 would not apply. From the time of the reverse merger forward, the Company is taxable as a C corporation and therefore is subject to an entity level tax and would be subject to ASC Topic 740.

For the year ended December 31, 2013, the Company did not record a current or deferred income tax expense or benefit.

The components of income (loss) before income taxes were as follows:

Year ended December 31, 2013:
Statutory rate applied to earnings before income taxes:	$(162,542)
Increase (decrease) in income taxes resulting from:
State income taxes	(25,242)
Change in deferred tax asset valuation allowance	193,734
Non- deductible item	(5,950)
Income Tax Expense	$-

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

Year ended December 31, 2013:
Deferred tax assets:
U.S. and state net operating loss carry forwards	$184,818
Accruals and other temporary differences	8,916
Total deferred tax assets	193,734
Less valuation allowance	$(193,734)
Net deferred tax asset	$0

As of December 31, 2013 and 2012, the Company had U.S. federal net operating loss carry forwards of approximately $470,000 and $-0-, respectively, which may be available to offset future income tax liabilities and expire in 2033. As of December 31, 2013 and 2012, the Company also had U.S. state net operating loss carry forward of approximately $438,000 and $-0-, respectively, which may be available to offset future income tax liabilities and expire in 2033.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future.

VIZCONNECT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

The Company files income tax returns in the United States, Canada, and various state jurisdictions. The federal, Canadian, and state income tax returns are generally subject to tax examinations, and an adjustment may be made for those years not closed by the statute of limitations, which is generally three years from the date the return is filed. To the extent the Company has tax attribute carry forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

14.	SUBSEQUENT EVENTS

On January 1, 2014, the Company entered into a 6 month Consulting Agreement.  At the end of the agreement the consultants will receive 1,000,000 shares of Common Stock for monthly services.  The shares vest at the end of the six month agreement.

On February 14, 2014, one note payable with a related party was amended to provide for the principal sum of $24,848 together with interest at a rate of 15% per annum to be paid on November 14, 2014 and repaid one note with a principal balance of $2,500 and accrued interest of $625 on March 6, 2014.

During March 2014, the Company repaid two short term convertible notes payable of $72,250 plus accrued interest (See Note 6).

During January 2014, the Company received a convertible note payable of $58,000. The note is convertible at 58% of the closing stock price, is unsecured, accrues interest at 8% per annum and is due September 19, 2014.

On March 20, 2014, the Company issued a convertible note payable with a face value of $75,000 and an original issue discount of $25,000 for gross proceeds of $50,000. The note is convertible at $0.0001 and matures June 20, 2014. The note contains reset provisions based on the occurrence of future events.

On January 13, 2014, the Company issued a $10,000 promissory note with interest of 15% payable on January 13, 2015.

On January 27, 2014, the Company issued a $10,000 promissory note with interest of 15% payable on January 27, 2015.

On February 3, 2014, the Company issued a $10,000 promissory note with interest of 15% payable on February 3, 2015.

On March 21, 2014, the Company received a promissory note for $60,000 payable on May 21, 2014 for $64,000.

On March 26, 2014, the Company received a promissory note for $100,000 with interest of 10% payable June 26, 2014. The promissory note is secured by all of the assets owned by VizConnect, Inc. and all assets owned individually by 3 members of the board of directors.

On February 4, 2014, the Company entered into an accounts receivable financing agreement for $35,000 with 12% interest. The agreement is repayable on a daily basis whereby the Company pays $300 per day.

On January 17, 2014, the Company received a future receivables agreement for $15,000. The loan was paid in full with interest in the amount of $21,750 on March 3, 2014.

During February 2014, the Company issued 5,000,000 shares of common stock due under a Consulting Agreement and recorded an expense of $221,800 (see Note 10).

On February 12, 2014, the Company issued 13,175,000 VIZC shares to the three board of directors with a fair value at $790,050.

During 2014, the Company received a $3,000 loan with a 0% interest rate due on demand from a related party.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of December 31, 2013 the Company determined that the following items constituted a material weakness:

•
The Company does not currently have an active Chief Financial Officer to oversee the day to day transactions and operations, which ensures the timely and accurate identification and reporting of all necessary transactions.

•	The Company does not have an independent audit committee that can review and approve significant transactions and the reporting process and provide independent oversight of the Company.

•
The Company is dependent on related parties for funding and decision making, which is provided on a very limited basis, therefore accurate accounting, record retention and financial disclosures are not performed in a timely and efficient manner.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of officers and director as of April 14, 2014. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Edward Carroll	51	Director
Brian Dee	56	Secretary and Director
Paul Cooleen	50	President and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Carroll, age 51, Director. A 20-year+ veteran of media, Mr. Carroll leverages his video and media savvy to help businesses and entrepreneurs take advantage of video and mobile marketing. As an Associated Press and Emmy award winning on-air personality, Ed has appeared on local television newscasts in Boston and throughout New England as well as the CBS Evening News and spent many years producing and appearing in weathercasts, news features and special programs. Ed launched his own production company in 2005 developing special marketing pieces for the Cape Cod Chamber of Commerce and Bosse Sports Clubs as well as other web-based videos for smaller companies. Seeing the explosive growth in mobile marketing and the need for businesses to access customers on their mobile devices, Ed was instrumental in the architecture of the Company's software platform. Ed received a Bachelor of Science from Plymouth State University in 1986 and makes his home in Longmeadow, Massachusetts.

Brian Dee, age 56, Secretary and Director. Mr. Dee has spent his entire career developing and managing direct sales teams. For the past twenty years, Brian's principal focus has been in the area of sports marketing, managing credit card marketing programs for MBNA America and Bank of America in conjunction with the Boston Red Sox, Boston Celtics, Boston Bruins and New England Patriots, along with many major college sports teams throughout New England. In his role as Vice President of Business Development at American Passage and Promotion, Brian managed hundreds of sporting events. The companies included Coca-Cola, Starbucks, First USA Bank, as well as MBNA. Career highlights including managing credit card promotions for NHL All Star games in Boston, Denver and Los Angeles, Super Bowls in New Orleans and San Diego, NBA All Star week in Los Angeles, several World Series and the 1999 Baseball All Star Game at Fenway Park.

Paul Cooleen, age 50, President and Director. Mr. Cooleen has over 20 years of experience as an interdealer broker in the Bond Market. Paul started his Wall Street career in 1987 at ICAP in New York City in the US Government Bond Market and helped build a successful Treasury Bill Desk until 2003. In January of 2003 Paul moved his family to Maine and bought a restaurant in the Mid-Coast region. After renovating, staffing, and managing the business for three years he sold the property and business and reentered the bond market back in New York. While in New York, Paul started a Mortgage Bond and CDS/ABX Index Desk at BGC Partners a subsidiary of Cantor Fitzgerald. As the mortgage market began to meltdown and the fail rate of banks began to rise, Mr. Cooleen saw an opportunity to start a desk that would buy bank asset paper from the FDIC and sell it out to the Wall Street Market. Mr. Cooleen has a Bachelor's of Science Degree from Plymouth State University and resides in Falmouth, Maine.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Director Independence and Board Committees

We do not have any independent directors on our board of directors. Our board of directors solely consists of Paul Cooleen, our Chief Executive Officer, Brian Dee and Edward Carroll, who are both not independent. Our board of directors does not have any committees. However, if, at such time in the future, we appoint independent directors on our board we expect to form the appropriate board committees.

We currently do not have a standing audit, nominating or compensation committee. Our board of directors handles functions that would otherwise be handled by each of the committees. We believe that there is not a need for a nominating committee at this time because our board of directors consists of solely one director who is not independent and who is the only decision maker. At such point when we have independent board of directors we will need to establish a nomination committee.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer and principal financial officer. We intend to adopt a Code of Ethics as we develop our business.

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2013.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended December 31, 2013:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Totals ($)

Edward Carroll	2013	$0	0	0	0	0	0	23,248		$23,248
Director	2012	$0	0	0	0	0	0	52,250	(2)	$52,250

Brian Dee	2013	$0	0	0	0	0	0	23,357		$23,357
Secretary and Director	2012	$0	0	0	0	0	0	44,000	(3)	$44,000

James Henderson	2013	$0	0	0	0	0	0	15,000		$15,000
Treasurer and Director (1)	2012	$0	0	0	0	0	0	37,938	(4)	$37,938

Paul Cooleen	2013	$0	0	0	0	0	0	19,388		$19,388
President and Director	2012	$0	0	0	0	0	0	43,500	(5)	$43,500
___________
(1)	Resigned from his position as of November 6, 2013.
(2)	Partnership distributions treated as “guaranteed payments” under the Company’s operating agreement.
(3)	Partnership distributions treated as “guaranteed payments” under the Company’s operating agreement.
(4)	Partnership distributions treated as “guaranteed payments” under the Company’s operating agreement.
(5)	Partnership distributions treated as “guaranteed payments” under the Company’s operating agreement.

None of our directors or senior management received any equity awards, including, options, restricted stock or other equity incentives in 2012 or 2013. We do not set aside or accrue any amounts for pension, retirement or other benefits for our directors and senior management.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the fiscal year ended December 31, 2013.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised during the fiscal year ended December 31, 2013 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have any employment agreements in place with our officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 14, 2014, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Paul Cooleen	8,100,000	13.763%
Brian Dee	13,978,200	23.750%
Edward Carroll	8,037,000	13.656%
All Executive Officers and Directors as a group (3 persons)		51.169%
____________
*	less than 1%

(1)	Based on 58,855,000 shares of common stock outstanding as of April 14, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. As of December 31, 2013 and December 31, 2012, the total amount outstanding is $22,500. Accrued interest totaled $5,171 and $2,921 as of December 30, 2013 and December 31, 2012, respectively. The notes were amended to extend due dates.

During 2012, the Company received various unsecured loans from a related party totaling $310,000. The loans have an interest rate of 8% per annum and mature at various days through November 2017. During 2013, the loans were converted into convertible notes payable.

During the year ending December 31, 2013, the Company incurred software development expenses totaling $9,800 from a company owned by an officer. As of December 31, 2013, the total amount owed to the related vendor is $42,500 and is recorded in accounts payable.

During the year ending December 31, 2013, commissions were owed to a company owned by the spouses of the officers. The commissions owed to this related party were $1,963 as of December 31, 2012. The total commissions earned during 2013 were $10,954.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;

•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

None of our directors are considered independent because they are executive officers of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended December 31, 2013 and 2012, we have incurred $46,927 and $8,000 for professional services rendered for the audit and reviews of our financial statements.

All Other Fees (including, Audit Related Fees and Tax Fees)

None.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or

-
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records addressing the percentage of pre-approved audit fees. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIZCONNECT, INC.

Date : April 22, 2014	By:	/s/ Paul Cooleen
Paul Cooleen
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Paul Cooleen	Chief Executive Officer (Principal Executive Officer) and Director	April 22, 2014
Paul Cooleen

/s/Brian Dee	Secretary and Director	April 22, 2014
Brian Dee

/s/ Edward Carroll	Director	April 22, 2014
Edward Carrol