Form 10-Q
period 2014-03-31
VIZCONNECT, INC.
filed 2014-05-20
CIK 1506295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number: 001-35484

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

As of May 20, 2014, there were 60,605,000 shares of common stock, $0.001 par value per share, issued and outstanding.

VIZCONNECT, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
March 31, 2014

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIZCONNECT, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2014	As of December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$76,678	$34,904
Prepaid expenses and other current assets	17,941	14,654
TOTAL CURRENT ASSETS	94,619	49,558

Property, plant and equipment - net	1,829	1,937

TOTAL ASSETS	$96,448	$51,495

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current portion of convertible notes payable, net of discount of $81,480 and $85,583 at March 31, 2014 and December 31, 2013, respectively	$274,020	$32,167
Accounts payable	286,067	237,705
Accrued expenses	107,316	97,088
Deferred revenues	44,227	52,356
Notes payable- related party	24,842	22,500
Notes payable	42,011	72,000
Derivative liability	256,236	203,850
TOTAL CURRENT LIABILITIES	1,034,719	717,666

Convertible notes payable net of discount of $306,871 and $325,130 at March 31, 2014 and December 31, 2013, respectively	55,629	37,370
TOTAL LIABILITIES	1,090,348	755,036

COMMITMENTS AND CONTINGENCIES (See Note 10)

STOCKHOLDERS' DEFICIT
Preferred Stock: $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2014 and December 31, 2013	-	-
Common Stock: $0.001 par value, 250,000,000 shares authorized, 58,855,000 shares issued and outstanding as of March 31, 2014, and 40,680,000 shares issued and outstanding as of December 31, 2013	58,855	40,680
Additional paid in capital	1,332,593	132,752
Accumulated deficit	(2,463,753)	(960,993)
VizConnect, Inc. stockholders' deficit	(1,072,305)	(787,561)

Noncontrolling interest	78,405	84,020
Total stockholders' deficit	(993,900)	(703,541)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$96,448	$51,495

See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month period ended
	March 31, 2014	March 31, 2013

REVENUE
Revenue	$64,223	$52,683

Total Revenue	64,223	52,683

OPERATING EXPENSES
Programming, Hosting & Technology Expense	22,038	14,833
Professional Fees	411,448	61,893
General and Administrative	871,489	24,289
Selling Expense	35,828	24,809
Total Operating Expenses	1,340,803	125,824

Loss From Operations	(1,276,580)	(73,141)

Loss on change in fair value of derivative liability	(75,102)
Interest Expense	(156,693)	(7,558)

NET LOSS BEFORE INCOME TAX	(1,508,375)	(80,699)

Provision for income taxes	-	-

NET LOSS	$(1,508,375)	$(80,699)

Basic and diluted loss per common share	$(0.03)	$(0.00)

Basic and diluted weighted average shares outstanding	50,484,444	33,014,222

 See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three month period ended	For the three month period ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,502,760)	$(80,699)
Adjustments to Reconcile Net Loss To Net Cash Used in Operating Activities:
Net loss attributable to noncontrolling interest	(5,615)	-
Depreciation Expense	108	-
Amortization of debt discount	109,372	-
Loss on change in fair value of derivative liability	75,102	-
Stock issued for services	1,137,300	-
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(3,287)	(1,261)
Accounts Payable	48,363	42,192
Accrued Expenses	15,070	23,420
Deferred Revenue	(8,129)	14,194
Net Cash Used In Operating Activities	(134,476)	(2,154)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	2,500
Repayment of notes payable - related party	(2,500)	-
Proceeds from notes payable	313,000	-
Repayment of notes payable	(134,250)	-
Equity grants - consultants	-	15,000
Net Cash Provided by Financing Activities	176,250	17,500

NET INCREASE IN CASH	41,774	15,346

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,904	19,842

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,678	$35,188

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$63,542	$-
Cash Paid for Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

During the three months ended March 31, 2014 the Company converted $4,842 of interest to principal on notes payable - related party

During the three months ended March 31, 2014 the Company reclassified $80,716 of derivative liability into additional paid in capital upon the repayment of the note

 See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

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

On February 23, 2013, VizConnect, Inc. concluded a 4-for-1 stock split, following which there were 40,680,000 shares of common stock issued and outstanding.

On October 29, 2013, the Company formed a majority owned subsidiary to conduct business solely in Canada.  The majority owned subsidiary is included in the consolidated financial statements of the Company at its formation. The non-controlling interest investors have contibuted $100,000 into the subsidiary, which represents 20% ownership. The Company owns the remaining 80% of the subsidiaries.

It is management’s opinion that all material adjustments (consisting of normal reoccurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results expected for the year.

VIZCONNECT, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

(B) Principal of Consolidation

The accompanying 2014 and 2013 unaudited condensed consolidated financial statements include the accounts of VizConnect, Inc., VizConnect LLC and its 80% owned-subsidiary, VizConnect Canada from the date of incorporation (October 29, 2013).

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include the calculation of deferred revenue during the period and determinations of fair values of certain financial instruments

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2014 and December 31, 2013, the Company had no cash equivalents.

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

VIZCONNECT, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

(F) Software Development Costs

We expense software development costs to be marketed to external users, before   technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $22,038 and $14,833 for the three-months periods ended March 31, 2014 and 2013, respectively.

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

(I) Selling Expenses

The Company incurs selling expenses under a “multi-level” compensation plan, which includes commissions for subscription sales made and bonuses for assisting associated distributors in closing initial subscription sales. Commissions are earned from direct sales as well as the sales made through the sales network they have developed. Accrued commissions payable was $49,458 and $42,057 as of March 31, 2014 and December 31, 2013, respectively.

(J) Concentrations

As of March 31, 2014 and 2013, respectively, the Company has no customers whose sales account for more than 10% of total sales.

VIZCONNECT, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

(K) Property and Equipment

Property and equipment is recorded at cost. Additions and betterments are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is 5 years for furniture. Gains and losses on disposal are charged to operations.

(L) Fair Value Measurements

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

VIZCONNECT, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

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

The following is a summary of liabilities measured at fair value on a recurring basis at March 31, 2014:

Description	Total Fair Value	Level 1	Level 2	Level 3
Derivatives:
Conversion Feature Liability	$256,236			$256,236
Total derivatives	$256,236			$256,236

The following is a summary of liabilities measured at fair value on a recurring basis at December 31, 2013:

Description	Total Fair Value	Level 1	Level 2	Level 3
Derivatives:
Conversion Feature Liability	$203,850			$203,850
Total derivatives	$203,850			$203,850

VIZCONNECT, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

The changes in derivatives measured at fair value for which, the Company has used Level 3 inputs to determine fair value at March 31, 2014 are as follows:

Q1 2014
Beginning of the year	$203,850
Additional loans	58,000
Loss on change in fair value	75,102
Settlements	(80,716)
End of the quarter	$256,236

The following is a description of the valuation methodology used for liabilities measured at fair value.

Conversion feature liability – The fair value of the derivative instrument was estimated using the Black Scholes option pricing model. (See Note 7)

(M) Re-classifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

(N) Loss per Share

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

VIZCONNECT, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

The following summarizes potential anti-dilutive shares:

	March 31, 2014	March 31, 2013
(number of shares)
Convertible notes	8,302,887	-
Total	8,302,887	-

(O) Recent Account Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB) (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

NOTE 2 GOING CONCERN

The Company had a net loss of $1,508,375 for the three months ended March 31, 2014, a Stockholders’ deficit of $993,900 and a working capital deficit of $940,100 as of March 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through member contributions and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding through implementing its strategic plans, multilevel marketing strategy and sales incentives to expand operations and will provide the opportunity for the Company to continue as a going concern.

NOTE 3 NOTES PAYABLE-RELATED PARTY

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. On February 14, 2014, these notes plus accrued interest were converted into a new note due on November 14, 2014 with an interest rate of 15%. During the three month ended March 31, 2014, $2,500 was repaid. The Company also converted $4,842 of interest to principal on the notes. As of March 31, 2014 and December 31, 2013, the total amount outstanding is $24,842 and $22,500 respectively. Accrued interest totaled $459 and $5,171 as of March 31, 2014 and December 31, 2013, respectively.

VIZCONNECT, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

NOTE 4 NOTES PAYABLE

During 2011, The Company entered into a note payable for $15,000. The Note has an interest rate of 2% monthly, is unsecured, and due on demand. As of March 31, 2014 and December 31, 2013, the total amount outstanding is $13,000. Accrued interest totaled $8,489 and $7,720 as of March 31, 2014 and December 31, 2013, respectively.

On February 4, 2014, the Company received $35,000 in exchange for accounts receivable of $47,915. The amount is repayable on a daily basis whereby the Company pays $300 per day. As of March 31, 2014, $29,011 was owed under this agreement.

NOTE 5 CONVERTIBLE NOTES PAYABLE

During 2013, the Company received various unsecured convertible loans totaling $215,250 and converted loans payable in the amount of $310,000 to convertible notes payable (See Note 6). During 2013, the Company repaid one convertible note payable in the amount of $42,500. During the first quarter of 2014, the Company repaid loans of $42,500, $59,000 and $32,750. The remaining convertible loans have interest rates of $8% and 15% per year and mature at various dates through March 2018.

NOTE 6 LOANS PAYABLE-RELATED PARTY

During 2012 the Company received various unsecured loans totaling $310,000. The loans have an interest rate of 7% per year and mature at various days through November 2017. During 2013, the loans were converted into convertible notes payable (See Note 5).

VIZCONNECT, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

The following is a summary of the unsecured convertible loans:

Origination date	Maturity Date	Interest Rate	Principal, March 31, 2014	Current Portion	Long-term
February 2013	February 2018	8%	$312,500	$-0-	$312,500
May 2013	March 2018	12%	$20,000	$-0-	$20,000
June 2013	March 2018	12%	$30,000	$-0-	$30,000
November 2013	August 2014	8%	$42,500	$42,500	$-0-
December 2013	September 2014	8%	$58,000	$58,000	$-0-
January 2014	January 2015	15%	$10,000	$10,000	$-0-
January 2014	January 2015	15%	$10,000	$10,000	$-0-
February 2014	February 2015	15%	$10,000	$10,000	$-0-
March 2014	May 2014	6.67%	$60,000	$60,000	$-0-
March 2014	June 2014	10%	$90,000	$90,000	$-0-
March 2014	June 2014	173%	$75,000	$75,000	$-0-
Discount Notes payable			$(388,351)	$(81,480)	$(306,871)
Total			$329,649	$274,020	$55,629

Interest recognized for the three month periods ended March 31, 2014 and March 31, 2013 were $156,693 and $7,558 respectively.

NOTE 7 DERIVATIVES

The company has entered into convertible notes of $718,000 with certain investors. The notes can be converted following a holding period provided in the promissory note agreement, and at a set price per share, subject to certain re-set provision. This includes price protection terms, which would reset the per-share purchase price if the Company were obligated to convert other convertible liabilities at a lower per share purchase price.

The derivative liability is recorded at fair value on the Company’s financial statements, and any changes in their fair value are included in the consolidated statement of operations as a non-cash item.

VIZCONNECT, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

The derivative liability is revalued and reported at fair value of $256,236 and $203,850 as of March 31, 2014 and December 31, 2013 respectively. (See Note 11).

The fair value of the convertible notes was estimated using the Black Scholes option pricing model with the following assumptions for the three months ended March 31, 2014.

Risk free interest rate	.05% and 1.32% based on expected life

Dividend yield	0%

Expected volatility	278%

Expected life (range in years)	.22 to 3.92

NOTE 8 STOCKHOLDERS’ EQUITY

On August 10, 2013, the Company entered into a six month consulting agreements for 5,000,000 shares of common stock. The Company expensed the fair value of $321,800 related to the portion earned during the three months ended, March 31, 2014.

On January 1, 2014, the Company entered into a six month consulting agreements for 1,000,000 shares of common stock. The Company expensed the fair value of $25,000 related to the portion earned through March 31, 2014.

On February 11, 2014, the Company granted 13,175,000 shares of common stock to its board of directors. The Company expensed the fair value of $790,500 related to the portion earned through March 31, 2014.

NOTE 9 RELATED PARTY TRANSACTIONS

During 2011, the Company entered into two notes payable for a total of $22,500. On February 14, 2014, these notes plus accrued interest were converted into a new note due on November 14, 2014 with an interest rate of 15%. As of March 31, 2014 and December 31, 2013, the total amount outstanding is $24,842 and $22,500 respectively. Accrued interest totaled $459 and $5,171 as of March 31, 2014 and December 31, 2013, respectively.

During 2012, the Company received various unsecured loans from a related party totaling $310,000. The loans have an interest rate of 8% per year and mature at various days through November 2017. During 2013, the loans were converted into convertible notes payable (See Notes 5 and 6).

During the year ending December 31, 2013, the Company incurred software development expenses totaling $9,800 from a company owned by an officer. As of March 31, 2014, the total amount owed to the related vendor is $42,500 and is recorded in accounts payable.

VIZCONNECT, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

NOTE 10 SUBSEQUENT EVENTS

The Company entered into a consulting agreement with TOGI Capital Corp dated May 9 2014. The payment is in the form of restricted shares (250,000).

On May 16, 2014, the Company has repaid one of its current convertible notes in the amount of $42,500.

On May 15, 2014, the Company entered into a $100,000 promissory note with an interest rate of 10% and term of 2 months.

On May 14, 2014, the Company entered into an agreement with Allen Simon to serve on the Company’s Advisory Board for one year. He will receive 500,000 shares of common stock over his service term.

During April 2014, one of the long term convertible notes of $93,575 was converted into common stock. This note was part of the financing associated with the corporate restructuring associated with the VB Clothing Shell.

The convertible note of $60,000 due May 21, 2014 has been extended to June 21, 2014 with an additional $3,000 of accrued interest due at maturity.

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

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Revenue:
Revenues for the three-month period ending March 31, 2014 were $64,223, compared with $ 52,683 for the three month period ending March 31, 2013, reflecting an increase of 22%. The increase in revenues during the periods was primarily attributable to the growth of the network marketing sales model.

Operating Expenses:
Operating expenses for the three-month period ending March 31, 2014 were $1,340,803 compared with $125,824 for the three month period ending March 31, 2013, reflecting an increase of 965%. The increase in operating expenses was primarily attributable to building our infrastructure /sales model, large professional fees, stock issuance of common restricted stock to the board directors and the payment to vendors.

Loss from Operations:
We incurred losses from operations totaling $1,276,580 for the three-month period ending March 31, 2014, compared to losses from operations totaling $ 73,141 for the three -month period ending March 31, 2013, reflecting an increase of 1,645% The increase in losses from operations was primarily attributable to professional fees and sales expenses, stock issuance of common restricted stock to directors.

Other Expense (Income):
The Company had other expenses for the three-month period ending March 31, 2014 in the amount of $231,795. This is comprised of a loss on the change in the market value of a derivative liability of $75,102 and interest expense $156,693, compared with $7,558 of interest expense for the three-month period ending March 31, 2013, reflecting an increase of 2,967%. The company has derivative losses in the first quarter of 2014 associated with the fair market value on the company's stock. The increase in interest expense is primarily associated with the increased cost of borrowing associated with the company’s convertible debt.

Net loss:
We incurred a net loss of $1,508,375 or 2,089% of revenues, for the three-month period ending March 31, 2014, compared to a net loss of $80,699 or 153% of revenues, for the three-month period ending March 31, 2013. The increase in loss is attributable to the stock issuance of common restricted stock to directors, interest on notes, professional fees and the increased cost of borrowing.

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

Cash and Cash Equivalents

The company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2014 and December 31, 2013 the company had no cash equivalents.

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

Advertising Costs

Advertising Costs are expensed in the period when the advertisements have reached their intended users. Advertising expense during the three months ended March 31, 2014 and 2013 were $0 and $0, respectively.

Software Development Costs

We expense software development costs to be marketed to external users, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $22,037 and $14,833, for the three months ended March 31, 2014 and 2013, respectively.

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

Concentrations

As of March 31, 2014, the Company has no customers whose sales account for more than 10% of total sales.

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

Liquidity and Capital Resources

Our cash and cash equivalents is $76,678, and we have a working capital deficit of $940,100, as of March 31, 2014. Despite capital contributions and sales, and both related party and third party loan commitments, we may experience cash flow shortages that can slow our expected growth. We have primarily financed our activities from loans from related and third parties. A significant portion of the funds raised from loans from related and third parties have been and will be used to cover working capital needs such as office expenses, software development expenses and various professional fees.

Our cash flow requirements during this period have been met by contributions of capital and debt financing, plus receipts from sales of the Company’s services and from membership fees from the Company’s distributors. We anticipate that financing will be required until such time as we are able to generate adequate cash flow from operations to support both our cash needs for normal operations, and to support the cash needs for our investment into additional resources and assets to support our growth. Currently we cannot determine when either will occur and as such we will need to obtain financing to cover our costs for the foreseeable future. We continue to seek financing sources, such as those described herein below, as well as others, in order to continue funding normal operations. However, no assurance can be given that these sources of financing will continue to be available. If we are unable to generate profits, or unable to obtain additional funds for its working capital needs, we may have to curtail normal operations, or cease operations completely.

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

Going Concern

The Company had a net loss of $1,508,375 for the three months ended March 31, 2014, a Stockholders’ deficit of $993,900 and a working capital deficit of $940,100 as of March 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through member contributions and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of March 31, 2014 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.
We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase
__________________
* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VizConnect, Inc.

Dated: May 20, 2014	By:	/s/ Paul Cooleen
Paul Cooleen
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)