Form 10-Q
period 2014-06-30
VIZCONNECT, INC.
filed 2014-08-14
CIK 1506295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number: 001-35484

VIZCONNECT, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3687123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

136 Dwight Road
Longmeadow, Massachusetts 01106
(Address of principal executive offices (Zip Code)

(855) 849-2666
(Registrant’s telephone number, including area code)

1350 Main Street, Suite 1407
Springfield, Massachusetts 01103
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

As of August 11, 2014, there were 66,638,390 shares of common stock, $0.001 par value per share, issued and outstanding.

VIZCONNECT, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
June 30, 2014

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIZCONNECT, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$797	$34,904
Prepaid expenses and other current assets	5,618	14,654
TOTAL CURRENT ASSETS	6,415	49,558

Property, plant and equipment - net	1,814	1,937

TOTAL ASSETS	$8,229	$51,495

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Cash Overdraft	$1,104	$-
Current portion of convertible notes payable, net of discount of $0 and $85,583 at June 30, 2014 and December 31, 2013, respectively	133,000	32,167
Accounts payable	371,047	237,705
Accrued expenses	148,258	97,088
Deferred revenues	9,655	52,356
Notes payable- related party	29,842	22,500
Notes payable	358,443	72,000
Derivative liability	200,898	203,850
TOTAL CURRENT LIABILITIES	1,252,247	717,666

Convertible notes payable net of discount of $184,768 and $325,130 at June 30, 2014 and December 31, 2013, respectively	47,792	37,370
TOTAL LIABILITIES	1,300,039	755,036

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred Stock: $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2014 and December 31, 2013	-	-
Common Stock: $0.001 par value, 250,000,000 shares authorized, 66,638,390 shares issued and outstanding as of June 30, 2014, and 40,680,000 shares issued and outstanding as of December 31, 2013	66,638	40,680
Additional paid in capital	1,903,439	132,752
Accumulated deficit	(3,340,292)	(960,993)
VizConnect, Inc. stockholders' deficit	(1,370,215)	(787,561)
Noncontrolling interest	78,405	84,020
Total stockholders' deficit	(1,291,810)	(703,541)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,229	$51,495

See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month period		For the six month period
	ended		ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

REVENUE
Revenue	$76,254	$55,651	$140,477	$108,334

Total Revenue	76,254	55,651	140,477	108,334

OPERATING EXPENSES
Programming, Hosting & Technology Expense	16,799	21,131	35,696	35,964
Professional Fees	418,698	58,488	829,193	120,381
General and Administrative	60,068	60,558	937,066	84,847
Selling Expense	19,917	34,226	48,232	59,035
Total Operating Expenses	515,482	174,403	1,850,187	300,227

Loss From Operations	(439,228)	(118,752)	(1,709,710)	(191,893)

Loss on change in fair value of derivative liability	(83,058)	(270,977)	(158,160)	(270,977)
Interest Expense	(354,253)	(12,339)	(517,044)	(19,897)

NET LOSS BEFORE INCOME TAX	(876,539)	(402,068)	(2,384,914)	(482,767)

Provision for income taxes	-	-	-	-

NET LOSS	(876,539)	(402,068)	(2,384,914)	(482,767)

Net Loss Attributable to Noncontrolling Interest	-	-	5,615	-

Net Loss Attributable to Controlling Interest	$(876,539)	$(402,068)	$(2,379,299)	$(482,767)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.04)	$(0.01)

Basic and diluted weighted average shares outstanding	64,863,964	40,680,000	60,648,622	36,934,222

See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six	For the six
	month period	month period
	ended	ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,379,299)	$(482,767)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Net Loss attributable to noncontrolling interest	(5,615)	-
Depreciation Expense	123	22
Amortization of debt discount	303,746	5,922
Loss on change in fair value of derivative liability	158,160	270,977
Stock issued for services	1,434,625	-
Changes in Operating Assets and Liabilities:
Prepaid Expenses	9,036	(7,242)
Accounts Payable	133,342	91,826
Accrued Expenses	68,980	39,065
Deferred Revenue	(42,701)	49,133
Net Cash Used In Operating Activities	(319,603)	(33,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset purchases	-	(2,152)
Net Cash Used In Investing Activities	-	(2,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Overdraft	1,104	-
Proceeds from notes payable - related party	5,000	-
Repayment of notes payable - related party	(2,500)	-
Proceeds from notes payable	477,209	52,500
Repayment of notes payable	(195,317)	-
Equity Contributions	-	20,000
Net Cash Provided by Financing Activities	285,496	72,500

NET INCREASE (DECREASE) IN CASH	(34,107)	37,284

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,904	19,842

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$797	$57,126

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$107,625	$-
Cash Paid for Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

During the six months ended June 30, 2014 the Company converted $4,842 of interest to principal on notes payable - related party.

During the six months ended June 30, 2014 the Company reclassified $219,112 of derivative liability into additional paid in capital upon the repayment of notes.

During the six months ended June 30, 2014 the Company converted $142,908 of convertible notes to common stock.

During the six months ended June 30, 2013 the Company allocated $362,500 of notes payable to derivative liability.

See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014
(UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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
AS OF JUNE 30, 2014
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

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

(E) Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 " Accounting for Income Taxes ". Under this approach, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

VIZCONNECT, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014
(UNAUDITED)

(F) Software Development Costs

We expense software development costs to be marketed to external users, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $35,696 and $10,614 for the six-months periods ended June 30, 2014 and 2013, respectively.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “ Revenue Recognition ”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

(I) Selling Expenses

The Company incurs selling expenses under a “multi-level” compensation plan, which includes commissions for subscription sales made and bonuses for assisting associated distributors in closing initial subscription sales. Commissions are earned from direct sales as well as the sales made through the sales network they have developed. Accrued commissions payable was $50,071 and $42,057 as of June 30, 2014 and December 31, 2013, respectively.

(J) Concentrations

As of June 30, 2014 and 2013, respectively, the Company has no customers whose sales account for more than 10% of total sales.

VIZCONNECT, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014
(UNAUDITED)

(K) Property and Equipment

Property and equipment is recorded at cost. Additions and betterments are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is 5 years for furniture. Gains and losses on disposal are charged to operations.

(L) Fair Value Measurements

The Company’s capital structure includes the use of convertible debt features that are classified as derivative financial instruments. Derivative financial instruments are recognized as either assets or liabilities and are measured at fair value in accordance with FASB ASC 815 “ Derivatives and Hedging ”. ASC 815 requires that changes in fair value of derivative financial instruments with no hedging designation be recognized as gains (losses) in the earnings statement. Fair value measurement and disclosures are determined in accordance with FASB ASC 820 “ Fair Value Measurements and Disclosures ”.

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
AS OF JUNE 30, 2014
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

The following is a summary of liabilities measured at fair value on a recurring basis at June 30, 2014:

Description	Total Fair Value	Level 1	Level 2	Level 3
Derivatives:
Conversion Feature Liability	$200,898			$200,898
Total derivatives	$200,898			$200,898

The following is a summary of liabilities measured at fair value on a recurring basis at December 31, 2013:

Description	Total Fair Value	Level 1	Level 2	Level 3
Derivatives:
Conversion Feature Liability	$203,850			$203,850
Total derivatives	$203,850			$203,850

VIZCONNECT, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014
(UNAUDITED)

The changes in derivatives measured at fair value for which, the Company has used Level 3 inputs to determine fair value at June 30, 2014 are as follows:

For the six month ended June 30, 2014
Beginning of the year	$203,850
Additional loans	58,000
Loss on change in fair value	158,160
Settlements	(219,112)
End of the quarter	$200,898

The following is a description of the valuation methodology used for liabilities measured at fair value.

Conversion feature liability – The fair value of the derivative instrument was estimated using the Black Scholes option pricing model. (See Note 6)

(M) Re-classifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

(N) Loss per Share

The Company computes net loss per share in accordance with FASB ASC 260 “ Earnings per Share ”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

VIZCONNECT, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014
(UNAUDITED)

The following summarizes potential anti-dilutive shares:

	June 30, 2014	June 30, 2013
(number of shares)
Convertible notes	6,302,759	2,589,286
Total	6,302,759	2,589,286

(O) Recent Account Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB) (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

NOTE 2.  GOING CONCERN

The Company had a net loss of $2,379,299 attributable to common stockholders for the six months ended June 30, 2014, a Stockholders’ deficit of $1,291,810 and a working capital deficit of $1,245,832 as of June 30, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through expanding their mobile video platform designed to help social celebrities, businesses and brands and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding through implementing its strategic plans, marketing strategy and sales incentives to expand operations will provide the opportunity for the Company to continue as a going concern.

NOTE 3.  NOTES PAYABLE-RELATED PARTY

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. On February 14, 2014, these notes plus accrued interest were converted into a new note due on November 14, 2014 with an interest rate of 15%. During the three month ended March 31, 2014, $2,500 was repaid. The Company also converted $4,842 of interest to principal on the notes. During 2014, the Company entered into two notes payable for a total of $5,000 with no interest, are unsecured, and due on demand. As of June 30, 2014 and December 31, 2013, the total amount outstanding is $29,842 and $22,500 respectively. Accrued interest totaled $1,408 and $5,171 as of June 30, 2014 and December 31, 2013, respectively.

VIZCONNECT, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014
(UNAUDITED)

NOTE 4.  NOTES PAYABLE

During 2011, The Company entered into a note payable for $15,000. The Note has an interest rate of 2% monthly, is unsecured, and due on demand. As of June 30, 2014 and December 31, 2013, the total amount outstanding is $13,000. Accrued interest totaled $9,280 and $7,720 as of June 30, 2014 and December 31, 2013, respectively.

On February 4, 2014, the Company received $35,000 in exchange for accounts receivable of $47,915. The amount is repayable on a daily basis whereby the Company pays $300 per day. As of June 30, 2014, $10,443 was owed under this agreement.

In January and February, 2014, the Company entered into notes payable for $30,000. The Notes have an interest rate of 15% per year, are unsecured, and due in January and February, 2015.

In March, 2014, the Company entered into a note payable for $60,000. The Note has a lump sum interest payment due of $4,000, is unsecured, and due September 21, 2014.

In March, 2014, the Company entered into a note payable for $100,000. The Note has an interest rate of 10% with a lump sum of $10,000 due upon repayment, is unsecured, and due September 21, 2014. In the second quarter of 2014, the Company accreted $ 10,000 of the original issuance discount.

On May 15, 2014, the Company entered into a note payable for $100,000. The Note has an interest rate of 10% with a lump sum of $20,000 due upon repayment, is unsecured, and due September 21, 2014. In the second quarter of 2014, the Company accreted $ 15,000 of the original issuance discount.

On June 4, 2014, the Company entered into a note payable for $20,000. The Note has a lump sum interest payment due of $3,000, is unsecured, and due July, 2014.

In Summary, during 2014, the Company received $ 482,209 of notes payable, including convertible notes payable, with maturity terms ranging from one month to one year and interest rates from 8% to 22%. The notes contain various conversion rates and prepayment penalties. As of June 30, 2014, the Company has repaid $197,817 of principal and all of the notes have been retired.

NOTE 5.  CONVERTIBLE NOTES PAYABLE

During 2013, the Company received various unsecured convertible loans totaling $215,250 and converted loans payable in the amount of $310,000 to convertible notes payable. During 2013, the Company repaid one convertible note payable in the amount of $42,500. During the first quarter of 2014, the Company received $133,000 of convertible notes payable, one for $75,000 at an interest rate of 22% per year with a term of three months, and one for $58,000 with an interest rate of 8% per year for a term of eight months. During the first quarter of 2014, the Company repaid loans of $42,500, $59,000 and $32,750 less $9,208 of discount. During the second quarter of 2014, the Company repaid a loan of $42,500 and converted $129,940 to common stock. The long-term convertible loans have interest rates of 8% and 12% per year and mature on February 6, 2018 and March 1, 2018. The current convertible loans have interest rates of 8% and 22% per year and were repaid in July, 2014.

VIZCONNECT, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014
(UNAUDITED)

The following is a summary of the unsecured convertible loans:

Origination date	Maturity Date	Interest Rate	Principal, June 30, 2014	Current Portion	Long-term
February 2013	February 2018	8%	$182,560	$-0-	$182,560
May 2013	March 2018	12%	$20,000	$-0-	$20,000
June 2013	March 2018	12%	$30,000	$-0-	$30,000
December 2013	September 2014	8%	$58,000	$58,000	$-0-
March 2014	July 2014	22%	$75,000	$75,000	$-0-
Discount Notes payable			$(184,768)	$(0)	$(184,768)
Total			$180,792	$133,000	$47,792

Interest recognized for the six month periods ended June 30, 2014 and June 30, 2013 were $517,044 and $19,897 respectively.

NOTE 6. DERIVATIVES

The company has a balance of convertible notes totaling $365,560 with certain investors. The notes can be converted following a holding period provided in the promissory note agreement, and at a set price per share, subject to certain re-set provision. This includes price protection terms, which would reset the per-share purchase price if the Company were obligated to convert other convertible liabilities at a lower per share purchase price.

The derivative liability is recorded at fair value on the Company’s financial statements, and any changes in their fair value are included in the consolidated statement of operations as a non-cash item.

VIZCONNECT, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014
(UNAUDITED)

The derivative liability is revalued and reported at fair value of $200,898 and $203,850 as of June 30, 2014 and December 31, 2013 respectively.

The fair value of the convertible notes was estimated using the Black Scholes option pricing model with the following assumptions for the six months ended June 30, 2014.

Risk free interest rate	.07% and 1.25% based on expected life

Dividend yield	0%

Expected volatility	332%

Expected life (range in years)	.02 to 3.67

NOTE 7.  STOCKHOLDERS’ EQUITY

On August 10, 2013, the Company entered into a six month consulting agreement for 5,000,000 shares of common stock. The Company expensed the fair value of $321,800 related to the portion earned during the three months ended March 31, 2014.

On January 1, 2014, the Company entered into a six month consulting agreement for 1,000,000 shares of common stock. The Company expensed the fair value of $100,000 related to the portion earned through June 30, 2014.

On February 11, 2014, the Company granted 13,175,000 shares of common stock to its board of directors. The Company expensed the fair value of $790,500 related to the portion earned through March 31, 2014.

In April, 2014, the Company issued 1,555,430 shares of common stock pursuant to the conversion of $100,575 Convertible Notes and $48,141 interest.

On April 1, 2014, the Company entered into a one year consulting agreement for 4,750,000 shares of common stock. The Company expensed the fair value of $142,500 related to the portion earned through June 30, 2014.

In May, 2014, the Company issued 227,960 shares of common stock pursuant to the conversion of $29,365 Convertible Notes and $3,125 interest.

On May 9, 2014, the Company entered into a three month consulting agreement for 250,000 shares of common stock. The Company expensed the fair value of $35,000 related to the portion earned through June 30, 2014.

On May 14, 2014, the Company entered into a one year consulting agreement for 500,000 shares of common stock of which 125,000 vest per quarter. The Company expensed the fair value of $6,527 related to the portion earned through June 30, 2014.

Increases in additional paid in capital of $80,716 for the three months ended March 31, 2014 and $138,396 for the three months ended June 30, 2014 were made for the conversions and repayments of Convertible Notes.

NOTE 8.  RELATED PARTY TRANSACTIONS

During 2011, the Company entered into two notes payable for a total of $22,500. On February 14, 2014, these notes plus accrued interest were converted into a new note due on November 14, 2014 with an interest rate of 15%. During 2014, the Company entered into two notes payable for a total of $5,000 with no interest. As of June 30, 2014 and December 31, 2013, the total amount outstanding is $29,842 and $22,500 respectively. Accrued interest totaled $1,408 and $5,171 as of June 30, 2014 and December 31, 2013, respectively.

During 2012, the Company received various unsecured loans from a related party totaling $310,000. The loans have an interest rate of 8% per year and mature at various days through February 2018. During 2013, the loans were converted into convertible notes payable (See Notes 5 and 6).

During the year ending December 31, 2013, the Company incurred software development expenses totaling $9,800 from a company owned by an officer. As of June 30, 2014, the total amount owed to the related vendor is $42,500 and is recorded in accounts payable.

VIZCONNECT, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014
(UNAUDITED)

NOTE 9.  SUBSEQUENT EVENTS

On July 2, 2014, the Company entered into a $335,000 Convertible Note of which $50,000 was received with the balance to be received in the future upon mutual agreement. The note has an interest rate of 0% if paid within three months, at which time the note will terminate, otherwise 12% for a term of two years.

On July 3, 2014, the Company entered into a $78,750 Convertible Note with an interest rate of 8% per year for a term of one year with an option for a second Convertible Note of $78,750 with the same terms.

On July 17, 2014, the Company entered into two $50,000 Convertible Notes of which $50,000 was received with the second note funds to be received in the future upon mutual agreement. The note has an interest rate of 12% per year for a term of six months.

On July 17, 2014, the Company entered into a $68,000 Convertible Note with an interest rate of 8% per year for a term of nine months.

On July 17, 2014, the Company entered into a $75,000 Note with an interest rate of 15% for a term of three months.

The Company is required to reserve 49,073,000 shares of common stock under the convertible note agreements.

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

Overview

The Company was incorporated in the State of Nevada on October 15, 2010. We are a cloud-based, mobile video platform designed to help social celebrities, businesses and brands visually connect with and monetize online fans, followers and customers using mobile and online video. Our proprietary mobile video marketing platform (the “Platform”) allows social celebrities and brands to come together in an elegant manner to leverage the power of social followings to create branded video messaging with integrated native advertising that is not invasive to the consumer. We also assist companies across a wide array of industries in utilizing mobile devices and technologies to create targeted branding and advertising campaigns. Our Platform also utilizes unique keyword-activated campaigns that engage mobile users with video and automated call-to-action prompts. This dynamic, cloud-based marketing tool has both large and small business applications, enterprise solutions for large companies, and white-label opportunities for marketing and communications firms.

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

In connection with the closing of the Exchange Agreement, Mr. Anthony Pasquale, the Company’s principal shareholder, agreed to cancel his 10,000,000 pre-split (or 40,000,000 post-split) shares of common stock that he owned in the Company and we issued 6,250,000 pre-split (or 25,000,000 post-split) shares to members of VizConnect. Additionally, the existing officers and directors from the Company resigned from its board of directors and all officer positions effective immediately after the closing of the reverse merger. Accordingly, our Board of Directors appointed Mr. Paul Cooleen as our President and Treasurer, and Mr. Brian Dee as our Secretary.

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

As a result of the Exchange Agreement, the Company ceased its prior business and acquired 100% of the mobile marketing operations of VizConnect, the business and operations of which now constitutes its primary business and operations. Specifically, as a result of the Exchange Agreement on February 13, 2013:

●	The Company acquired and now owns 100% of the issued and outstanding units of VizConnect LLC, a Massachusetts limited liability company and their mobile marketing business; and
●	The Company issued 25,000,000 shares of common stock to the Members of VizConnect, constituting approximately 40.4% of the issued and outstanding common stock.

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

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Revenue:
Revenues for the three-month period ending June 30, 2014 were $76,254, compared with $55,651 for the three-month period ending June 30, 2013, reflecting an increase of 37%. The increase in revenues was primarily attributable to the realization of distributor membership fee revenue that is amortized over the contract period.

Operating Expenses:
Operating expenses for the three-month period ending June 30, 2014 were $515,482 compared with $174,403 for the three-month period ending June 30, 2013, reflecting an increase of 196%. The increase in operating expenses was primarily attributable to an increase in professional fees due to our need for experts specializing in advertising, promotion, and creating brand awareness.

Loss from Operations:
We incurred losses from operations totaling $439,228 for the three-month period ending June 30, 2014, compared to losses from operations totaling $118,752 for the three-month period ending June 30, 2013, reflecting an increase of 270% The increase in losses from operations was primarily attributable to professional fees.

Other Expense:
The Company had other expenses for the three-month period ending June 30, 2014 in the amount of $437,311. This is comprised of a loss on the change in the market value of a derivative liability of $83,058, compared with $270,977 for the three-month period ending June 30, 2013, reflecting a decrease of 69% and interest expense of $354,253, compared with $12,339 of interest expense for the three-month period ending June 30, 2013, reflecting an increase of 2771%. The company has derivative losses in the second quarter of 2014 associated with the fair market value on the company's financial derivatives. The increase in interest expense is primarily associated with the increased cost of borrowing associated with the company’s convertible debt and the payment of prepayment penalties.

Net loss:
We incurred a net loss of $876,539 or 1149% of revenues, for the three-month period ending June 30, 2014, compared to a net loss of $402,068 or 722% of revenues, for the three-month period ending June 30, 2013. The increase in loss is attributable to professional fees and interest expense.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Revenue:
Revenues for the six-month period ending June 30, 2014 were $140,477, compared with $108,334 for the six-month period ending June 30, 2013, reflecting an increase of 30%. The increase in revenues was primarily attributable to the realization of distributor membership fee revenue that is amortized over the contract period.

Operating Expenses:
Operating expenses for the six-month period ending June 30, 2014 were $1,850,187 compared with $300,227 for the six-month period ending June 30, 2013, reflecting an increase of 516%. The increase in operating expenses was primarily attributable to an increase in professional fees due to our need for experts specializing in advertising, promotion, and creating brand awareness and the issuance of common stock to the board of directors for services.

Loss from Operations:
We incurred losses from operations totaling $1,709,710 for the six-month period ending June 30, 2014, compared to losses from operations totaling $191,893 for the six-month period ending June 30, 2013, reflecting an increase of 791% The increase in losses from operations was primarily attributable to professional fees and the issuance of common stock to the board of directors for services.

Other Expense:
The Company had other expenses for the six-month period ending June 30, 2014 in the amount of $675,204. This is comprised of a loss on the change in the market value of a derivative liability of $158,160, compared with $270,977 for the six-month period ending June 30, 2013, reflecting a decrease of 42% and interest expense of $517,044, compared with $19,897 of interest expense for the six-month period ending June 30, 2013, reflecting an increase of 2499%. The company has derivative losses in the six-month period ending June 30, 2014 associated with the fair market value on the company's financial derivatives. The increase in interest expense is primarily associated with the increased cost of borrowing associated with the company’s convertible debt and the payment of prepayment penalties.

Net loss:
We incurred a net loss of $2,379,299 attributable to common stockholders or 1694% of revenues, for the six-month period ending June 30, 2014, compared to a net loss of $482,767 or 446% of revenues, for the six-month period ending June 30, 2013. The increase in loss is attributable to professional fees, the issuance of common stock to the board of directors, and interest expense.

Plan of Operations

VizConnect is a cloud-based, mobile video platform designed to help social celebrities, businesses and brands visually connect with and monetize online fans, followers and customers using mobile and online video. Our proprietary mobile video marketing platform (the “Platform”) allows social celebrities and brands to come together in an elegant manner to leverage the power of social followings to create branded video messaging with integrated native advertising that is not invasive to the consumer. We also assist companies across a wide array of industries in utilizing mobile devices and technologies to create targeted branding and advertising campaigns. Our Platform also utilizes unique keyword-activated campaigns that engage mobile users with video and automated call-to-action prompts. This dynamic, cloud-based marketing tool has both large and small business applications, enterprise solutions for large companies, and white-label opportunities for marketing and communications firms.

By the end of this fiscal year with the expansion into the social media markets, management is optimistic of expanding growth potential and subsequent increases in revenue.

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

Software Development Costs

We expense software development costs to be marketed to external users, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $35,696 and $10,614 for the six months ended June 30, 2014 and 2013, respectively.

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

Liquidity and Capital Resources

Our cash and cash equivalents is $797, and we have a working capital deficit of $1,245,832, as of June 30, 2014. Despite capital contributions and sales, and both related party and third party loan commitments, we may experience cash flow shortages that can slow our expected growth. We have primarily financed our activities from loans from related and third parties. A significant portion of the funds raised from loans from related and third parties have been and will be used to cover working capital needs such as office expenses, software development expenses and various professional fees.

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

During 2013, the Company received various unsecured convertible loans totaling $215,250 and converted loans payable in the amount of $310,000 to convertible notes payable. During 2013, the Company repaid one convertible note payable in the amount of $42,500. During the first quarter of 2014, the Company repaid loans of $42,500, $59,000 and $32,750. During the second quarter of 2014, the Company repaid a loan of $42,500 and converted $129,940 to common stock. The long-term convertible loans have interest rates of 8% and 12% per year and mature on February 6, 2018 and March 1, 2018. The current convertible loans have interest rates of 8% and 22% per year and were repaid in July, 2014.

During 2011, The Company entered into a note payable for $15,000. The Note has an interest rate of 2% monthly, is unsecured, and due on demand. As of June 30, 2014 and December 31, 2013, the total amount outstanding is $13,000.

On February 4, 2014, the Company received $35,000 in exchange for accounts receivable of $47,915. The amount is repayable on a daily basis whereby the Company pays $300 per day. As of June 30, 2014, $10,443 was owed under this agreement.

In January and February, 2014, the Company entered into notes payable for $30,000. The Notes have an interest rate of 15% per year, are unsecured, and due in January and February, 2015.

In March, 2014, the Company entered into a note payable for $60,000. The Note has a lump sum interest payment due of $4,000, is unsecured, and due September 21, 2014.

In March, 2014, the Company entered into a note payable for $100,000. The Note has an interest rate of 10% with a lump sum of $10,000 due upon repayment, is unsecured, and due September 21, 2014.

On May 15, 2014, the Company entered into a note payable for $100,000. The Note has an interest rate of 10% with a lump sum of $20,000 due upon repayment, is unsecured, and due September 21, 2014.

On June 4, 2014, the Company entered into a note payable for $20,000. The Note has a lump sum interest payment due of $3,000, is unsecured, and was repaid July 22, 2014.

On July 2, 2014, the Company entered into a $335,000 Convertible Note of which $50,000 was received with the balance to be received in the future upon mutual agreement. The note has an interest rate of 0% if paid within three months, at which time the note will terminate, otherwise 12% for a term of two years.

On July 3, 2014, the Company entered into a $78,750 Convertible Note with an interest rate of 8% per year for a term of one year with an option for a second Convertible Note of $78,750 with the same terms.

On July 17, 2014, the Company entered into two $50,000 Convertible Notes of which $50,000 was received with the second note funds to be received in the future upon mutual agreement. The note has an interest rate of 12% per year for a term of six months.

On July 17, 2014, the Company entered into a $68,000 Convertible Note with an interest rate of 8% per year for a term of nine months.

On July 17, 2014, the Company entered into a $75,000 Note with an interest rate of 15% for a term of three months.

Going Concern

The Company had a net loss of $2,379,299 attributable to common stockholders for the six months ended June 30, 2014, a Stockholders’ deficit of $1,291,810 and a working capital deficit of $1,245,832 as of June 30, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through expanding their mobile video platform designed to help social celebrities, businesses and brands and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding through implementing its strategic plans, marketing strategy and sales incentives to expand operations will provide the opportunity for the Company to continue as a going concern.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2014 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.
We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three-months ended June 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 9, 2014, we entered into a convertible note financing transaction for the principal amount of $58,000. This note matures on September 19, 2014. It bears interest at 8% per annum. The note is convertible into common stock at the lender’s option with a conversion rate equal to 58% of the lowest 3 trading prices during the last 10 consecutive trading days. Based on our current stock price of $0.045 per share, this note could convert at a conversion price of $0.0261 per share which would result in an additional issuance of 2,222,223 shares of common stock. This note was paid off  in full in July 2014 and there is no outstanding principal or interest due.

On March 20, 2014, we entered into a convertible note financing transaction for the principal amount of $75,000. This note matures on June 20, 2014. It bears interest at 22% per annum. The note is convertible into common stock at the lender’s option with a conversion price of $0.0001. If converted, this note could convert into an issuance of 750,000,000 shares of common stock. This note was paid off  in full in July 2014 and there is no outstanding principal or interest due.

On July 2, 2014, we entered into a convertible note financing transaction for the principal amount of $50,000. This note matures on June 25, 2016. It bears interest at 12% per annum. The note is convertible into common stock at the lender’s option with a conversion rate equal to the lesser of: (a) $0.10; or (b) 60% of the lowest trade price in the 25 trading days previous to the conversion. Based on our current stock price of $0.045 per share, this note could convert at a conversion price of $0.027 per share which would result in an additional issuance of 1,851,852 shares of common stock.

On July 3, 2014, we entered into a convertible note financing transaction for the principal amount of $78,750. This note matures on July 3, 2015. It bears interest at 8% per annum. The note is convertible into common stock at the lender’s option with a conversion price of $0.001. If converted, this note could convert into an issuance of 78,750,000 shares of common stock.

On July 17, 2014, we entered into a convertible note financing transaction for the principal amount of $50,000. This note matures on January 17, 2015. It bears interest at 12% per annum. The note is convertible into common stock at the lender’s option with a conversion rate equal to the lower of: (i) a 50% discount to the average of the three lowest daily trading prices for the previous 20 trading days to the date of conversion; or (b) a 50% discount to the average of the 3 lowest daily trading prices for the previous 20 trading days before the date that this notice was executed. Based on our current stock price of $0.045 per share, this note could convert at a conversion price of $0.0225 per share which would result in an additional issuance of 2,222,223 shares of common stock.

On July 17, 2014, we entered into a convertible note financing transaction for the principal amount of $68,000. This note matures on April 21, 2015. It bears interest at 8% per annum. The note is convertible into common stock at the lender’s option with a conversion price of $0.001. If converted, this note could convert into an issuance of 68,000,000 shares of common stock.

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

VizConnect, Inc.

Dated: August 14, 2014	By:	/s/ Paul Cooleen
Paul Cooleen
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)