Form 10-Q
period 2014-09-30
VIZCONNECT, INC.
filed 2014-11-14
CIK 1506295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 12, 2014, there were 66,763,390 shares of common stock, $0.001 par value per share, issued and outstanding.

VIZCONNECT, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2014

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIZCONNECT, INC. AND SUBSIDARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$741	$34,904
Prepaid expenses and other current assets	3,923	14,654
TOTAL CURRENT ASSETS	4,664	49,558

Property, plant and equipment - net	16,062	1,937

TOTAL ASSETS	$20,726	$51,495

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current portion of convertible notes payable, net of discount of $234,524 and $85,583 at September 30, 2014 and December 31, 2013, respectively	$65,226	$32,167
Accounts payable	351,833	237,705
Accrued expenses	158,579	97,088
Deferred revenues	2,609	52,356
Notes payable- related party	24,842	22,500
Notes payable	411,281	72,000
Derivative liability	582,598	203,850
TOTAL CURRENT LIABILITIES	1,596,968	717,666

Convertible notes payable net of discount of $221,869 and $325,130 at September 30, 2014 and December 31, 2013, respectively	66,524	37,370
TOTAL LIABILITIES	1,663,492	755,036

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred Stock: $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Common Stock: $0.001 par value, 250,000,000 shares authorized, 66,763,390 shares issued and outstanding as of September 30, 2014, and 40,680,000 shares issued and outstanding as of December 31, 2013	67,888	40,680
Additional paid in capital	1,948,853	132,752
Accumulated deficit	(3,737,692)	(960,993)
VizConnect, Inc. stockholders' deficit	(1,720,951)	(787,561)
Noncontrolling interest	78,185	84,020
Total stockholders' deficit	(1,642,766)	(703,541)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,726	$51,495

See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three month period		For the nine month period
	ended		ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

REVENUE
Revenue	$32,623	$140,856	$173,100	$249,190

Total Revenue	32,623	140,856	173,100	249,190

OPERATING EXPENSES
Programming, Hosting & Technology Expense	12,684	49,345	48,380	85,309
Professional Fees	62,979	40,511	892,172	160,892
General and Administrative	85,141	136,136	1,022,207	220,983
Selling Expense	(20,289)	47,337	27,943	106,372
Total Operating Expenses	140,515	273,329	1,990,702	573,556

Loss From Operations	(107,892)	(132,473)	(1,817,602)	(324,366)

Change in fair value of derivative liability	(76,114)	614,586	(234,274)	343,609
Interest Expense	(213,614)	(65,316)	(730,658)	(85,213)

NET INCOME (LOSS) BEFORE INCOME TAX	(397,620)	416,797	(2,782,534)	(65,970)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	(397,620)	416,797	(2,782,534)	(65,970)

Net Loss Attributable to Noncontrolling Interest	220	-	5,835	-

Net Income (Loss) Attributable to Controlling Interest	$(397,400)	$416,797	$(2,776,699)	$(65,970)

Basic and diluted income (loss) per common share	$(0.01)	$0.01	$(0.04)	$-

Basic and diluted weighted average shares outstanding	66,702,249	40,680,000	62,688,672	38,201,176

See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine	For the nine
	month period	month period
	ended	ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,776,699)	$(65,970)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Net Loss attributable to noncontrolling interest	(5,835)	-
Depreciation Expense	200	130
Accretion of Prepaid Interest	13,790	-
Amortization of debt discount	381,873	62,006
(Gain) Loss on change in fair value of derivative liability	234,274	(343,609)
Stock issued for services	1,437,126	-
Changes in Operating Assets and Liabilities:
Demand Notes Receivable	-	(11,200)
Prepaid Expenses	10,731	(13,703)
Accounts Payable	114,128	118,474
Accrued Expenses	79,301	58,396
Deferred Revenue	(49,747)	31,788
Net Cash Used In Operating Activities	(560,858)	(163,688)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset purchases	(14,325)	(2,152)
Net Cash Used In Investing Activities	(14,325)	(2,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	5,000	-
Repayment of notes payable - related party	(7,500)	-
Proceeds from notes payable	915,705	170,250
Repayment of notes payable	(372,185)	-
Equity Contributions	-	20,000
Net Cash Provided by Financing Activities	541,020	190,250

NET INCREASE (DECREASE) IN CASH	(34,163)	24,410

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,904	19,842

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$741	$44,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$186,918	$-
Cash Paid for Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

During the nine months ended September 30, 2014 the Company converted $4,842 of interest to principal on notes payable - related party.

During the nine months ended September 30, 2014 the Company reclassified $263,276 of derivative liability into additional paid in capital upon the repayment of notes.

During the nine months ended September 30, 2014 the Company converted $142,908 of convertible notes to common stock.

During the nine months ended September 30, 2013 the Company allocated $480,250 of notes payable to derivative liability.

See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

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

On October 29, 2013, the Company formed a majority owned subsidiary to conduct business solely in Canada. The majority owned subsidiary is included in the consolidated financial statements of the Company at its formation. The non-controlling interest investors have contributed $100,000 into the subsidiary, which represents 20% ownership. The Company owns the remaining 80% of the subsidiary.

It is management’s opinion that all material adjustments (consisting of normal reoccurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results expected for the year.

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

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

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

(F) Software Development Costs

We expense software development costs to be marketed to external users with a useful life of less than one year, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $48,380 and $23,872 for the nine months ended September 30, 2014 and 2013, respectively. Software Development costs with a useful life of greater than one year have been capitalized totaling $14,325.

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

(I) Selling Expenses

The Company incurs selling expenses under a “multi-level” compensation plan, which includes commissions for subscription sales made and bonuses for assisting associated distributors in closing initial subscription sales. Commissions are earned from direct sales as well as the sales made through the sales network they have developed. Accrued commissions payable was $21,963 and $42,057 as of September 30, 2014 and December 31, 2013, respectively.

(J) Concentrations

As of September 30, 2014 and 2013, respectively, the Company has no customers whose sales account for more than 10% of total sales.

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

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

AS OF SEPTEMBER 30, 2014

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

The following is a summary of liabilities measured at fair value on a recurring basis at September 30, 2014:

Description	Total Fair Value	Level 1	Level 2	Level 3
Derivatives:
Conversion Feature Liability	$582,598			$582,598
Total derivatives	$582,598			$582,598

The following is a summary of liabilities measured at fair value on a recurring basis at December 31, 2013:

Description	Total Fair Value	Level 1	Level 2	Level 3
Derivatives:
Conversion Feature Liability	$203,850			$203,850
Total derivatives	$203,850			$203,850

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

The changes in derivatives measured at fair value for which, the Company has used Level 3 inputs to determine fair value at September 30, 2014 are as follows:

For the nine months ended September 30, 2014
Beginning of the year	$203,850
Additional loans	407,750
Loss on change in fair value	234,274
Settlements	(263,276)
End of the quarter	$582,598

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

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

The following summarizes potential anti-dilutive shares:

	September 30, 2014	September 30, 2013
(number of shares)
Convertible notes	33,533,720	6,799,474
Total	33,533,720	6,799,474

(O) Recent Account Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB) (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

NOTE 2. GOING CONCERN

The Company had a net loss of $2,776,699 attributable to common stockholders for the nine months ended September 30, 2014, a Stockholders’ deficit of $1,642,766 and a working capital deficit of $1,592,304 as of September 30, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through expanding their mobile video platform designed to help social celebrities, businesses and brands and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding through implementing its strategic plans, marketing strategy and sales incentives to expand operations will provide the opportunity for the Company to continue as a going concern.

NOTE 3. NOTES PAYABLE-RELATED PARTY

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. On February 14, 2014, these notes plus accrued interest were converted into a new note due on November 14, 2014 with an interest rate of 15%. During the three months ended March 31, 2014, $2,500 was repaid. The Company also converted $4,842 of interest to principal on the notes. During 2014, the Company entered into two notes payable for a total of $5,000 with no interest, are unsecured, and due on demand. During the three months ended September 30, 2014, $5,000 was repaid. As of September 30, 2014 and December 31, 2013, the total amount outstanding is $24,842 and $22,500 respectively. Accrued interest totaled $2,360 and $5,171 as of September 30, 2014 and December 31, 2013, respectively.

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 4. NOTES PAYABLE

During 2011, The Company entered into a note payable for $15,000. The Note has an interest rate of 2% monthly, is unsecured, and due on demand. As of September 30, 2014 and December 31, 2013, the total amount outstanding is $13,000. Accrued interest totaled $10,060 and $7,720 as of September 30, 2014 and December 31, 2013, respectively.

On February 4, 2014, the Company received $35,000 in exchange for accounts receivable of $47,915. The amount is repayable on a daily basis whereby the Company pays $300 per day. As of September 30, 2014, $3,281 was outstanding, net of note payable discount.

In January and February, 2014, the Company entered into notes payable for $30,000. The Notes have an interest rate of 15% per year, are unsecured, and due in January and February, 2015.

In March, 2014, the Company entered into a note payable for $60,000. The Note has a lump sum interest payment due of $4,000, is unsecured, and the maturity date has been extended to December 31, 2014.

In March, 2014, the Company entered into a note payable for $100,000. The Note has an interest rate of 10% with a lump sum of $10,000 due upon repayment, is unsecured, and the maturity date has been extended to December 31, 2014. The Company has received a waiver of the late payment premium and interest. In the second quarter of 2014, the Company accreted $ 10,000 of the original issuance discount. Full amount due and payable at September 30, 2014 was $110,000.

On May 15, 2014, the Company entered into a note payable for $100,000. The Note has an interest rate of 10% with a lump sum of $20,000 due upon repayment, is unsecured, and the maturity date has been extended to December 31, 2014. The Company has received a waiver of the late payment premium and interest. In the second and third quarters of 2014, the Company accreted $ 20,000 of the original issuance discount. Full amount due and payable at September 30, 2014 was $120,000.

On June 4, 2014, the Company entered into a note payable for $20,000. The Note has a lump sum interest payment due of $3,000, is unsecured, and was repaid July 22, 2014.

On July 17, 2014, the Company entered into a $75,000 Note with an interest rate of 15% with the maturity date extended to December 31, 2014.

In Summary, during 2014, the Company received $ 920,705 of notes payable, including convertible notes payable, with maturity terms ranging from one month to two years and interest rates from 8% to 15%. The notes contain various conversion rates and prepayment penalties. As of September 30, 2014, the Company has repaid $379,685 of principal and all of the notes have been retired.

NOTE 5. CONVERTIBLE NOTES PAYABLE

During 2013, the Company received various unsecured convertible loans totaling $215,250 and converted loans payable in the amount of $310,000 to convertible notes payable of which $129,940 were converted to common stock. These notes have interest rates of 8% and 12% per year and mature on February 6, 2018 and March 1, 2018. During 2013, the Company repaid one convertible note payable in the amount of $42,500. During the first quarter of 2014, the Company received $133,000 of convertible notes payable, one for $75,000 with a discount of $25,000 for a term of three months, and one for $58,000 with an interest rate of 8% per year for a term of eight months. During the first quarter of 2014, the Company repaid loans of $42,500, $59,000 and $32,750 less $9,208 of discount. During the second quarter of 2014, the Company repaid a loan of $42,500. During the third quarter of 2014, the Company received $ 355,583 of convertible notes payable, one for $55,833 with an interest rate of 12% for a term of two years, one for $78,750 with an interest rate of 8% for a term of one year, one for $68,000 with an interest rate of 8% for a term of nine months, one for $53,000 with an interest rate of 8% for a term of nine months, and two $50,000 notes with interest rates of 12% for terms of six months. During the third quarter of 2014, the Company repaid loans of $58,000 and $75,000.

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

The following is a summary of the unsecured convertible loans:

Origination date	Maturity Date	Interest Rate	Principal, September 30, 2014	Current Portion	Long-term
February 2013	February 2018	8%	$182,560	$-0-	$182,560
May 2013	March 2018	12%	$20,000	$-0-	$20,000
June 2013	March 2018	12%	$30,000	$-0-	$30,000
July 2014	June 2016	12%	$55,833	$-0-	$55,833
July 2014	July 2015	8%	$78,750	$78,750	$-0-
July 2014	April 2015	8%	$68,000	$68,000	$-0-
July 2014	January 2015	12%	$50,000	$50,000	$-0-
August 2014	February 2015	12%	$50,000	$50,000	$-0-
September 2014	June 2015	8%	$53,000	$53,000	$-0-
Discount Notes payable			$(456,393)	$(234,524)	$(221,869)
Total			$131,750	$65,226	$66,524

Interest recognized for the nine month periods ended September 30, 2014 and September 30, 2013 were $730,658 and $85,213 respectively.

NOTE 6. DERIVATIVES

The company has a balance of convertible notes totaling $588,143 with certain investors. The notes can be converted following a holding period provided in the promissory note agreement, and at a set price per share, subject to certain re-set provision. This includes price protection terms, which would reset the per-share purchase price if the Company were obligated to convert other convertible liabilities at a lower per share purchase price.

The derivative liability is recorded at fair value on the Company’s financial statements, and any changes in their fair value are included in the consolidated statement of operations as a non-cash item.

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

The derivative liability is revalued and reported at fair value of $582,598 and $203,850 as of September 30, 2014 and December 31, 2013 respectively.

The fair value of the convertible notes was estimated using the Black Scholes option pricing model with the following assumptions for the nine months ended September 30, 2014.

Risk free interest rate	.03% and 1.43% based on expected life

Dividend yield	0%

Expected volatility	340%

Expected life (range in years)	.02 to 3.42

NOTE 7. STOCKHOLDERS’ EQUITY

On August 10, 2013, the Company entered into a six month consulting agreement for 5,000,000 shares of common stock. The Company expensed the fair value of $321,800 related to the portion earned during the nine months ended September 30, 2014.

On January 1, 2014, the Company entered into a six month consulting agreement for 1,000,000 shares of common stock. The Company expensed the fair value of $100,000 related to the portion earned through September 30, 2014.

On February 11, 2014, the Company granted 13,175,000 shares of common stock to its board of directors. The Company expensed the fair value of $790,500 related to the portion earned through September 30, 2014.

In April, 2014, the Company issued 1,555,430 shares of common stock pursuant to the conversion of $100,575 Convertible Notes and $48,141 interest.

On April 1, 2014, the Company entered into a one year consulting agreement for 4,750,000 shares of common stock. The Company expensed the fair value of $142,500 related to the portion earned through September 30, 2014.

In May, 2014, the Company issued 227,960 shares of common stock pursuant to the conversion of $29,365 Convertible Notes and $3,125 interest.

On May 9, 2014, the Company entered into a three month consulting agreement for 250,000 shares of common stock. The Company expensed the fair value of $35,000 related to the portion earned through September 30, 2014.

On May 14, 2014, the Company entered into a one year consulting agreement for 500,000 shares of common stock of which 125,000 vest per quarter. The Company expensed the fair value of $2,500 and $6,527 related to the portions earned through September 30, 2014 and June 30, 2014, respectively.

Increases in additional paid in capital of $80,716 for the three months ended March 31, 2014, $138,396 for the three months ended June 30, 2014, and $44,164 for the three months ended September 30, 2014 were made for the fair value of Derivative Liability associated with the conversions and repayments of Convertible Notes.

The Company is required to reserve 91,118,000 shares of common stock under the convertible note agreements.

 NOTE 8. RELATED PARTY TRANSACTIONS

During 2011, the Company entered into two notes payable for a total of $22,500. On February 14, 2014, these notes plus accrued interest were converted into a new note due on November 14, 2014 with an interest rate of 15%. During 2014, the Company entered into two notes payable for a total of $5,000 with no interest which were repaid July 3, 2014. As of September 30, 2014 and December 31, 2013, the total amount outstanding is $24,842 and $22,500 respectively. Accrued interest totaled $2,360 and $5,171 as of September 30, 2014 and December 31, 2013, respectively.

During the year ending December 31, 2013, the Company incurred software development expenses totaling $9,800 from a company owned by an officer. As of September 30, 2014, the total amount owed to the related vendor is $42,500 and is recorded in accounts payable.

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 9. SUBSEQUENT EVENTS

On October 1, 2014, the Company entered into a $25,000 Convertible Note with an interest rate of 8% per year for a term of one year.

On October 21, 2014, the Company entered into a $5,000 Note with a lump sum interest payment due of $1,667, is unsecured, for a term of six months.

On October 21, 2014, the Company entered into a $15,000 Note with a lump sum interest payment due of $5,000, is unsecured, for a term of six months.

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

Overview

The Company was incorporated in the State of Nevada on October 15, 2010. We have decided to no longer pursue the network marketing strategy as a means of sales and software distribution, and accordingly, revenue has declined. It became clear after the second quarter of this year that the growth rate was not in line with our projections, and subsequently it was no longer a viable strategy for growth. We have now focused on a cloud-based, mobile video platform designed to help social celebrities, businesses and brands visually connect with and monetize online fans, followers and customers using mobile and online video. Our proprietary mobile video marketing platform (the “Platform”) allows social celebrities and brands to come together in an elegant manner to leverage the power of social followings to create branded video messaging with integrated native advertising that is not invasive to the consumer. We also assist companies across a wide array of industries in utilizing mobile devices and technologies to create targeted branding and advertising campaigns. Our Platform also utilizes unique keyword-activated campaigns that engage mobile users with video and automated call-to-action prompts. This dynamic, cloud-based marketing tool has both large and small business applications, enterprise solutions for large companies, and white-label opportunities for marketing and communications firms.

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

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Revenue:

Revenues for the three-month period ending September 30, 2014 were $32,623, compared with $140,856 for the three-month period ending September 30, 2013, reflecting a decrease of 77%. The decrease in revenues was primarily attributable to the reduction in subscription and distributor membership fee revenue with the unwinding of the network marketing model.

Operating Expenses:

Operating expenses for the three-month period ending September 30, 2014 were $140,515 compared with $273,329 for the three-month period ending September 30, 2013, reflecting a decrease of 49%. The decrease in operating expenses was primarily attributable to a reduction in sales commissions and software service fees corresponding to the reduction in the network marketing revenues.

Loss from Operations:

We incurred losses from operations totaling $107,892 for the three-month period ending September 30, 2014, compared to losses from operations totaling $132,473 for the three-month period ending September 30, 2013, reflecting an decrease of 19% The decrease in losses from operations was primarily attributable to the reduction in sales commissions and software service fees with the unwinding of the network marketing model.

Other Expense:

The Company had other expenses for the three-month period ending September 30, 2014 in the amount of $289,728 compared to other income of $549,270 for the three-month period ending September 30, 2013. This is comprised of a loss on the change in the market value of a derivative liability of $76,114, compared with a gain of $614,586 for the three-month period ending September 30, 2013, reflecting a decrease of 112% and interest expense of $213,614, compared with $65,316 of interest expense for the three-month period ending September 30, 2013, reflecting an increase of 227%. The company has derivative losses in the third quarter of 2014 associated with the fair market value on the company's financial derivatives. The increase in interest expense is primarily associated with the increased amount of borrowing by the Company.

Net loss:

We incurred a net loss of $397,400 attributable to common stockholders or 1218% of revenues, for the three-month period ending September 30, 2014, compared to a net income of $416,797 or 296% of revenues, for the three-month period ending September 30, 2013. The increase in loss is primarily attributable to the loss on the change in the market value of a derivative liability and interest expense.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Revenue:

Revenues for the nine-month period ending September 30, 2014 were $173,100, compared with $249,190 for the nine-month period ending September 30, 2013, reflecting a decrease of 31%. The decrease in revenues was primarily attributable to the reduction in subscription and distributor membership fee revenue with the unwinding of the network marketing model.

Operating Expenses:

Operating expenses for the nine-month period ending September 30, 2014 were $1,990,702 compared with $573,556 for the nine-month period ending September 30, 2013, reflecting an increase of 247%. The increase in operating expenses was primarily attributable to an increase in professional fees of $731,280 due to our need for experts specializing in advertising, promotion, and creating brand awareness and the issuance of common stock to the board of directors for services of $790,500.

Loss from Operations:

We incurred losses from operations totaling $1,817,602 for the nine-month period ending September 30, 2014, compared to losses from operations totaling $324,366 for the nine-month period ending September 30, 2013, reflecting an increase of 460% The increase in losses from operations was primarily attributable to an increase in professional fees of $731,280 and the issuance of common stock to the board of directors for services of $790,500.

Other Expense:

The Company had other expenses for the nine-month period ending September 30, 2014 in the amount of $964,932 compared to other income of $258,396 for the nine-month period ending September 30,2014. This is comprised of a loss on the change in the market value of a derivative liability of $234,274, compared with a gain of $343,609 for the nine-month period ending September 30, 2013, reflecting a decrease of 168% and interest expense of $730,658, compared with $85,213 of interest expense for the nine-month period ending September 30, 2013, reflecting an increase of 757%. The company has derivative losses in the nine-month period ending September 30, 2014 associated with the fair market value on the company's financial derivatives. The increase in interest expense is primarily associated with the increased cost of borrowing associated with the company’s convertible debt and the payment of penalties.

Net loss:

We incurred a net loss of $2,776,699 attributable to common stockholders or 1604% of revenues, for the nine-month period ending September 30, 2014, compared to a net loss of $65,970 or 26% of revenues, for the nine-month period ending September 30, 2013. The increase in loss is attributable to professional fees, the issuance of common stock to the board of directors, loss on the change in the market value of a derivative liability and interest expense.

Plan of Operations

VizConnect is a cloud-based, mobile video platform designed to help social celebrities, businesses and brands visually connect with and monetize online fans, followers and customers using mobile and online video. Our proprietary mobile video marketing platform (the “Platform”) allows social celebrities and brands to come together in an elegant manner to leverage the power of social followings to create branded video messaging with integrated native advertising that is not invasive to the consumer. We also assist companies across a wide array of industries in utilizing mobile devices and technologies to create targeted branding and advertising campaigns. Our Platform also utilizes unique keyword-activated campaigns that engage mobile users with video and automated call-to-action prompts. This dynamic, cloud-based marketing tool has both large and small business applications, enterprise solutions for large companies and white-label opportunities for marketing and communications firms.

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

Software Development Costs

We expense software development costs to be marketed to external users with a useful life of less than one year, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $48,380 and $23,872 for the nine months ended September 30, 2014 and 2013, respectively. Software Development costs with a useful life of greater than one year have been capitalized totaling $14,325.

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

Liquidity and Capital Resources

Our cash and cash equivalents is $741, and we have a working capital deficit of $1,592,304, as of September 30, 2014. Despite capital contributions and sales, and both related party and third party loan commitments, we may experience cash flow shortages that can slow our expected growth. We have primarily financed our activities from loans from related and third parties. A significant portion of the funds raised from loans from related and third parties have been and will be used to cover working capital needs such as office expenses, software development expenses and various professional fees.

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

During 2013, the Company received various unsecured convertible loans totaling $215,250 and converted loans payable in the amount of $310,000 to convertible notes payable of which $129,940 were converted to common stock. These notes have interest rates of 8% and 12% per year and mature on February 6, 2018 and March 1, 2018. During 2013, the Company repaid one convertible note payable in the amount of $42,500. During the first quarter of 2014, the Company received $133,000 of convertible notes payable, one for $75,000 with a discount of $25,000 for a term of three months, and one for $58,000 with an interest rate of 8% per year for a term of eight months. During the first quarter of 2014, the Company repaid loans of $42,500, $59,000 and $32,750 less $9,208 of discount. During the second quarter of 2014, the Company repaid a loan of $42,500. During the third quarter of 2014, the Company received $ 355,583 of convertible notes payable, one for $55,833 with an interest rate of 12% for a term of two years, one for $78,750 with an interest rate of 8% for a term of one year, one for $68,000 with an interest rate of 8% for a term of nine months, one for $53,000 with an interest rate of 8% for a term of nine months, and two $50,000 notes with interest rates of 12% for terms of six months. During the third quarter of 2014, the Company repaid loans of $58,000 and $75,000.

During 2011, the Company entered into two notes payable for a total of $22,500. On February 14, 2014, these notes plus accrued interest were converted into a new note due on November 14, 2014 with an interest rate of 15%. During 2014, the Company entered into two notes payable for a total of $5,000 with no interest which were repaid July 3, 2014. As of September 30, 2014 and December 31, 2013, the total amount outstanding is $24,842 and $22,500 respectively.

During 2011, The Company entered into a note payable for $15,000. The Note has an interest rate of 2% monthly, is unsecured, and due on demand. As of September 30, 2014 and December 31, 2013, the total amount outstanding is $13,000.

On February 4, 2014, the Company received $35,000 in exchange for accounts receivable of $47,915. The amount is repayable on a daily basis whereby the Company pays $300 per day. As of September 30, 2014, $4,492 was owed under this agreement less Prepaid Interest of $1,211, netting $3,281 owed.

In January and February, 2014, the Company entered into notes payable for $30,000. The Notes have an interest rate of 15% per year, are unsecured, and due in January and February, 2015.

In March, 2014, the Company entered into a note payable for $60,000. The Note has a lump sum interest payment due of $4,000, is unsecured, and the maturity date has been extended to December 31, 2014.

In March, 2014, the Company entered into a note payable for $100,000. The Note has an interest rate of 10% with a lump sum of $10,000 due upon repayment, is unsecured, and the maturity date has been extended to December 31, 2014. Full amount due and payable at September 30, 2014 totals $110,000.

On May 15, 2014, the Company entered into a note payable for $100,000. The Note has an interest rate of 10% with a lump sum of $20,000 due upon repayment, is unsecured, and the maturity date has been extended to December 31, 2014. Full amount due and payable at September 30, 2014 totals $120,000.

On June 4, 2014, the Company entered into a note payable for $20,000. The Note has a lump sum interest payment due of $3,000, is unsecured, and was repaid July 22, 2014.

On July 2, 2014, the Company entered into a $50,000 Convertible Note with an interest rate of 0% if paid within three months, at which time the note will terminate, otherwise 12% for a term of two years.

On July 3, 2014, the Company entered into a $78,750 Convertible Note with an interest rate of 8% per year for a term of one year.

On July 17, 2014, the Company entered into two $50,000 Convertible Notes of which $50,000 was received with the second note funds received on August 25, 2014. The notes have an interest rate of 12% per year for a term of six months.

On July 17, 2014, the Company entered into a $68,000 Convertible Note with an interest rate of 8% per year for a term of nine months.

On July 17, 2014, the Company entered into a $75,000 Note with an interest rate of 15% with the maturity date extended to December 31, 2014.

On September 8, 2014, the Company entered into a $53,000 Convertible Note with an interest rate of 8% per year for a term of nine months.

On October 1, 2014, the Company entered into a $25,000 Convertible Note with an interest rate of 8% per year for a term of one year.

On October 21, 2014, the Company entered into a $5,000 Note with a lump sum interest payment due of $1,667, is unsecured, for a term of six months.

On October 21, 2014, the Company entered into a $15,000 Note with a lump sum interest payment due of $5,000, is unsecured, for a term of six months.

Going Concern

The Company had a net loss of $2,776,699 attributable to common stockholders for the nine months ended September 30, 2014, a Stockholders’ deficit of $1,642,766 and a working capital deficit of $1,592,304 as of September 30, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through expanding their mobile video platform designed to help social celebrities, businesses and brands and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2014 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three-months ended September 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 2, 2014, we entered into a convertible note financing transaction for the principal amount of $55,833. This note matures on June 25, 2016. It bears interest at 12% per annum. The note is convertible into common stock at the lender’s option with a conversion rate equal to the lesser of: (a) $0.10; or (b) 60% of the lowest trade price in the 25 trading days previous to the conversion. Based on our current stock price of $0.018 per share, this note could convert at a conversion price of $0.0108 per share which would result in an additional issuance of 5,169,722 shares of common stock.

On July 3, 2014, we entered into a convertible note financing transaction for the principal amount of $78,750. This note matures on July 3, 2015. It bears interest at 8% per annum. The note is convertible into common stock at the lender’s option with a conversion price set at 58% of the lowest trading price for 20 prior trading days upon notice of conversion. Based on our current stock price of $0.018 per share, this note could convert at a conversion price of $0.0104 per share which would result in an additional issuance of 7,572,115 shares of common stock.

On July 17, 2014, we entered into a convertible note financing transaction for the principal amount of $50,000. This note matures on January 17, 2015. It bears interest at 12% per annum. The note is convertible into common stock at the lender’s option with a conversion rate equal to the lower of: (a) a 50% discount to the average of the three lowest daily trading prices for the previous 20 trading days to the date of conversion; or (b) a 50% discount to the average of the three lowest daily trading prices for the previous 20 trading days before the date that the notice was executed. Based on our current stock price of $0.018 per share, this note could convert at a conversion price of $0.009 per share which would result in an additional issuance of 5,555,556 shares of common stock.

On July 17, 2014, we entered into a convertible note financing transaction for the principal amount of $68,000. This note matures on April 21, 2015. It bears interest at 8% per annum. The note is convertible into common stock at the lender’s option with a conversion price of 58% of the lowest three trading prices during the 10 trading day period prior to conversion. Based on our current stock price of $0.018 per share, this note could convert at a conversion price of $0.0104 per share which would result in an additional issuance of 6,538,462 shares of common stock.

On August 25, 2014, we entered into a convertible note financing transaction for the principal amount of $50,000. This note matures on February 25, 2015. It bears interest at 12% per annum. The note is convertible into common stock at the lender’s option with a conversion rate equal to the lower of: (a) a 50% discount to the average of the three lowest daily trading prices for the previous 20 trading days to the date of conversion; or (b) a 50% discount to the average of the three lowest daily trading prices for the previous 20 trading days before the date that the notice was executed. Based on our current stock price of $0.018 per share, this note could convert at a conversion price of $0.009 per share which would result in an additional issuance of 5,555,556 shares of common stock.

On September 8, 2014, we entered into a convertible note financing transaction for the principal amount of $53,000. This note matures on June 10, 2015. It bears interest at 8% per annum. The note is convertible into common stock at the lender’s option with a conversion price of 58% of the lowest three trading prices during the 10 trading day period prior to conversion. Based on our current stock price of $0.018 per share, this note could convert at a conversion price of $0.0104 per share which would result in an additional issuance of 5,096,154 shares of common stock.

On October 1, 2014, we entered into a convertible note financing transaction for the principal amount of $25,000. This note matures on September 25, 2015. It bears interest at 8% per annum. The note is convertible into common stock at the lender’s option at any time after 180 days to convert at a conversion price of 55% of the lowest closing bid price for the 15 prior trading day period prior to conversion. Based on our current stock price of $0.018 per share, this note could convert at a conversion price of $0.0099 per share which would result in an additional issuance of 2,525,253 shares of common stock.

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

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VizConnect, Inc.

Dated: November 14, 2014	By:	/s/ Paul Cooleen
Paul Cooleen
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

