Form 10-K
period 2014-12-31
VIZCONNECT, INC.
filed 2015-06-16
CIK 1506295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 10, 2015: 3,212,965,252.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2014, was approximately $3,652,319. This calculation is based on the assumption that we used the last closing price on June 30, 2014 and multiplied that by the number of non-affiliate shares outstanding as of June 30, 2014. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our product lines; addition of new product lines; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to produce and deliver suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

The reverse merger is deemed a capital transaction and the net assets of VizConnect LLC (the accounting acquirer) are carried forward to VizConnect, Inc. (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of VizConnect, Inc. and the assets and liabilities of VizConnect LLC, which are recorded at historical cost. The equity of VizConnect, Inc. is the historical equity of VizConnect LLC retroactively restated to reflect the number of shares issued by the Company in the transaction.

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

On April 22, 2015, the Company filed a Certificate of Amendment to the Articles of Incorporation in the state of Nevada to increase the authorized shares of Common Stock and Preferred Stock to 5,000,000,000 and 50,000,000, respectively. The Company reduced the par value per share of Common and Preferred Stock from $0.001 to $0.00001 per share.

On May 20, 2015, the Company issued 3,000,000,000 shares of Common Stock to its board of directors converting $30,000 of Accrued Payroll.

OUR BUSINESS

Business Overview

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

VizConnect Mobile Marketing Platform

VizConnect is working to develop an online ecosystem where brand advertisers can interact with social influencers who develop user generated video content with native advertisements. All video content is captured and stored on Amazon cloud servers and in turn is published via key words or through social media sites. Our platform also allows small and medium sized companies utilize unique key words to text public or private video content to end users.

Corporate Information

Our principal executive offices are located at 136 Dwight Road, Longmeadow, MA 01106. Our telephone number at this address is (855) 849-2666.

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

Competition

VizConnect understands the competitive nature of the landscape, however due to the market size of online video consumption worldwide and the lack of a clear market leader within the space of user generated video content distribution, we expect to garner some portion of an extremely large opportunity.

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

Domain Names

VizConnect owns the following domain names: vizconnect.com, vzc.me, vippit.mobi and vippitmedia.com.

Employees

As of June 10, 2015, we have one (1) full time employee. Our three directors, Paul Cooleen, Brian Dee and Ed Carroll, all contribute their time to our Company.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 136 Dwight Road, Longmeadow, Massachusetts, and our telephone number is (855) 849-2666.

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

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. Our common stock, par value $0.00001 per share, trades on the OTC Marketplace., under the ticker symbol “VICZ.” As of June 10, 2015, there were 3,212,965,252 shares of our common stock outstanding.

	High		Low

2013
First quarter	$	N/A	$	N/A
Second quarter		$1.20		$0.33
Third quarter		$0.35		$0.04
Fourth quarter		$0.07		$0.02

2014
First quarter		$.0825		$.0150
Second quarter		$.1800		$.0312
Third quarter		$.1200		$.0150
Fourth quarter		$.0480		$.0115

Holders of Capital Stock

As of June 10, 2015, we had 163 holders of our common stock.

Rule 144 Shares

As of the date of this registration statement, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Recent Sales of Unregistered Securities

As of June 10, 2015, VizConnect, Inc (the “Company”) had a total of sixteen (16) long-term and short-term convertible notes (the “Notes”) with interest rates ranging from 8% to 12% per annum that may be converted into Company’s common stock (the “Common Stock”) at a variable discount to the market price at the time of conversion. The Notes, upon Company’s default and delivery of the conversion notice by the holder of the Notes, may be convertible into shares of Common Stock based upon either i) the lowest closing price of our stock during certain number of trading days prior to the conversion date, subject to conversion price discounts that vary from 50% to 60% discount, or ii) the conversion price of $0.14 or $0.00005 per share. There are 3,212,965,252 shares of Common Stock outstanding and the Company has reserved an aggregate of 269,152,432 shares for the issuance of Common Stock underlying the Notes as of the date of this current report.

The aggregate principal amount of the Notes is $698,493. As of June 10, 2015, following a series of conversion notices delivered by certain holders of the Notes, an aggregate of $167,017 of the Notes have been converted into the Common Stock, resulting in an issuance of 144,876,862 shares of Common Stock to such note holders. The current outstanding principal balance of the Notes is $531,476. Using the assumed closing price on June 14, 2015, if all of the Company’s outstanding Notes were to be converted to the Common Stock, the Company would be required to issue approximately an additional 1,366,052,041 shares in addition to the shares reserved for the Notes.

Below table summarizes the terms of the outstanding convertible notes described above.

Loan Holder	Loan Date	Maturity Date	Interest Rate	Principal Amount	Conversion Price / Conversion Discount %	Principal Amount Converted	# of Common Stock Converted	Principal Amount Balance as of 3/6/2015
Note #1	7/2/2014	6/25/2016	12%	$55,833	60%	$23,470	36,600,000	$32,363
Note #2	7/3/2014	7/3/2015	8%	$78,750	58%	1,025	9,351,379	$77,725
Note #3	7/17/2014	1/17/2015	12%	$50,000	50%	$26,597	29,929,458	$23,403
Note #4	7/17/2014	4/21/2015	8%	$68,000	58%	$59,155	68,535,689	$8,845
Note #5	8/25/2014	2/25/2015	12%	$50,000	50%	-	-	$50,000
Note #6	9/8/2014	6/10/2015	8%	$53,000	58%	-	-	$53,000
Note #7	10/1/2014	9/25/2015	8%	$25,000	55%	-	-	$25,000
Note #8	11/14/2014	11/14/2015	10%	$57,000	58%	-	-	$57,000
Note #9	12/16/2014	6/25/2016	12%	$25,000	60%	-	-	$25,000
Note #10	5/23/2013	3/1/2018	12%	$10,000	$0.14	-	-	$10,000
Note #11	5/30/2013	3/1/2018	12%	$10,000	$0.14	-	-	$10,000
Note #12	6/24/2013	3/1/2018	12%	$10,000	$0.14	-	-	$10,000
Note #13	6/30/2013	3/1/2018	12%	$10,000	$0.14	-	-	$10,000
Note #14	6/30/2013	3/1/2018	12%	$10,000	$0.14	-	-	$10,000
Note #15	2/6/2013	2/6/2018	8%	$182,560	$0.14	$56,770	460,336	$125,790
Note #16	5/19/2015	On demand	10%	$3,350	$0.00005	-	-	$3,350
Total:				$698,493		$167,017	144,876,862	$531,476

During April and May, 2015, the Company entered into twelve 12% convertible notes payable totaling $52,000. These notes can be converted following a six month holding period into shares of Series B Preferred Stock.

Dividends

No dividends were declared on our common stock in the year ended December 31, 2014, and it is anticipated that cash dividends will not be declared on our common stock in the foreseeable future. Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions. Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor. We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

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

VizConnect, Inc. (the “Company”) was setup as a corporation under the laws of the State of Nevada on October 15, 2010. The Company, through its wholly-owned subsidiary, VizConnect LLC, a Massachusetts limited liability company, is a cloud-based mobile video platform designed to help social celebrities, businesses and brands visually connect with and monetize online fans, followers and customers using mobile and online video. The Company’s year-end is December 31.

On February 13, 2013, VizConnect, Inc. consummated a share exchange with VizConnect LLC. Under the terms of the share exchange, the members of VizConnect LLC received 25,000,000 shares of the common stock of VizConnect, Inc. for 100% of the issued and outstanding members’ interest of VizConnect LLC. As a result of the transaction, the members of VizConnect LLC became the majority owners of VizConnect, Inc. and VizConnect LLC became a wholly-owned subsidiary.

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

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	Years Ended
	December 31, 2014	December 31, 2013

Revenue	$181,058	$335,768
Expenses	$2,494,899	$921,067
Loss from Operations	$(2,313,841)	$(585,299)
Other (Expense) Income	$(1,025,291)	$107,235
Net Loss Attributable to Controlling Interest	$(3,333,239)	$(462,084)

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Revenue:

Revenues for the year ending December 31, 2014 were $181,058, compared with $335,768 for the year ending December 31, 2013, reflecting a decrease of 46%. The decrease in revenues was primarily attributable to the reduction in subscription and distributor membership fee revenue with the unwinding of the network marketing model.

Operating Expenses:

Operating expenses for the year ending December 31, 2014 were $2,494,899 compared with $921,067 for the year ending December 31, 2013, reflecting an increase of 171%. The increase in operating expenses was primarily attributable to an increase in professional fees of $652,821 due to our need for experts specializing in advertising, promotion, and creating brand awareness and an increase in general and administrative expenses of $1,079,240 mostly due to the issuance of common stock to the board of directors for services of $790,500.

Loss from Operations:

We incurred losses from operations totaling $2,313,841 for the year ending December 31, 2014, compared to losses from operations totaling $585,299 for the year ending December 31, 2013, reflecting an increase of 295% The increase in losses from operations was primarily attributable to the reduction in revenues, an increase in professional fees of $652,821 and an increase in general and administrative expenses mostly due to the issuance of common stock to the board of directors for services of $790,500.

Other Expense (Income):

The Company had other expenses for the year ending December 31, 2014 in the amount of $1,025,291 compared to other income of $107,235 for the year ending December 31, 2013. This is comprised of a loss on the change in the market value of a derivative liability of $150,389, compared with a gain of $259,082 for the year ending December 31, 2013, reflecting a decrease of 158% and interest expense of $874,902, compared with $151,847 of interest expense for the year ending December 31, 2013, reflecting an increase of 476%. The company has derivative losses in the year ending December 31, 2014 associated with the fair market value on the company’s financial derivatives. The increase in interest expense is primarily associated with the increased cost of borrowing due to the increase in notes payable.

Net loss:

We incurred a net loss of $3,333,239 attributable to common stockholders or 1841% of revenues, for the year ending December 31, 2014, compared to a net loss of $462,084 or 138% of revenues, for the year ending December 31, 2013. The increase in loss is attributable to the reduction in revenues, increase in professional fees, the issuance of common stock to the board of directors, loss on the change of a derivative liability and interest expense.

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

We are developing our software currently and intend to test the customer market in the third quarter of 2015. With the planned expansion into the social media markets, management is optimistic of expanding growth potential and subsequent revenue realization.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and December 31, 2013, the Company had no cash equivalents.

Advertising Costs

Advertising Costs are expensed in the period when the advertisements have reached their intended users. Advertising expense the years ended December 31, 2014 and December 31, 2013 were $0 and $403 respectively.

Software Development Costs

We expense software development costs to be marketed to external users, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $53,814 and $23,125 for the years ended December 31, 2014 and December 31, 2013 respectively.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company recognizes revenue from monthly subscriptions fees in the month in which services are used. Because a portion of the fees are earned over a month period, any fees collected in which the services are not provided are recorded as deferred revenue. The Company recognizes revenue from set up fees at the time the initial set up is complete and the fees are earned.

Recent Accounting Pronouncements

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon   certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and non-public entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Liquidity and Capital Resources

Our cash and cash equivalents is $10,602, and we have a working capital deficit of $2,058,915, as of December 31, 2014. Despite capital contributions and sales, and both related party and third party loan commitments, we may experience cash flow shortages that can slow our expected growth. We have primarily financed our activities from loans from related and third parties. A significant portion of the funds raised from loans from related and third parties have been and will be used to cover working capital needs such as office expenses, software development expenses and various professional fees.

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

Item 8. Financial Statements and Supplementary Data.

VIZCONNECT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors:

VizConnect, Inc.

We have audited the accompanying consolidated balance sheets of VizConnect Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statement of operations, and changes in stockholder’s deficit and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of VizConnect Inc. and Subsidiaries as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements the Company has a consolidated net loss of $3,333,239 for the year ended December 31, 2014, a stockholder’s deficit of $2,126,814, a working capital deficit of $2,058,915 and used cash in operations of $588,971 as of December 31, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

June 15, 2015

VIZCONNECT, INC. AND SUBSIDARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013

	2014	2013

ASSETS

CURRENT ASSETS
Cash	$10,602	$34,904
Prepaid expenses and other current assets	754	14,654
TOTAL CURRENT ASSETS	11,356	49,558

Property, plant and equipment - net	1,660	1,937

TOTAL ASSETS	$13,016	$51,495

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current portion of convertible notes payable, net of discount of $179,498 and $85,583 at December 31, 2014 and December 31, 2013, respectively	$202,252	$32,167
Accounts payable	370,211	237,705
Accrued expenses	487,716	97,088
Deferred revenues	18,000	52,356
Notes payable- related party	24,848	22,500
Notes payable	366,973	72,000
Derivative liability	600,271	203,850
TOTAL CURRENT LIABILITIES	2,070,271	717,666

Convertible notes payable net of discount of $187,064 and $325,130 at December 31, 2014 and December 31, 2013, respectively	69,559	37,370
TOTAL LIABILITIES	2,139,830	755,036

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIT
Preferred Stock: $0.00001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2014 and December 31, 2013	-	-
Common Stock: $0.00001 par value, 5,000,000,000 shares authorized, 67,048,726 shares issued and outstanding as of December 31, 2014, and 40,680,000 shares issued and outstanding as of December 31, 2013	670	407
Additional paid in capital	2,087,647	173,025
Comprehensive Gain	974	-
Accumulated deficit	(4,294,232)	(960,993)
VizConnect, Inc. stockholders' deficit	(2,204,941)	(787,561)

Noncontrolling interest	78,127	84,020
Total stockholders' deficit	(2,126,814)	(703,541)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,016	$51,495

See accompanying notes to the consolidated financial statements

VIZCONNECT, INC. AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

REVENUE
Revenue	$181,058	$335,768
Total Revenue	181,058	335,768

OPERATING EXPENSES
Programming, Hosting & Technology Expense	89,462	102,809
Professional Fees	941,040	288,219
General and Administrative	1,433,616	354,376
Selling Expense	30,781	175,663
Total Operating Expenses	2,494,899	921,067

Loss From Operations	(2,313,841)	(585,299)

Change in fair value of derivative liability	(150,389)	259,082
Interest Expense	(874,902)	(151,847)

NET LOSS BEFORE INCOME TAX	(3,339,132)	(478,064)

Provision for income taxes	-	-

NET LOSS	(3,339,132)	(478,064)

Net Loss Attributable to Noncontrolling Interest	5,893	15,980

Net Loss Attributable to Controlling Interest	$(3,333,239)	$(462,084)

Basic and diluted loss per common share	$(0.05)	$(0.01)

Basic and diluted weighted average shares outstanding	63,432,642	40,680,000

See accompanying notes to the consolidated financial statements

VIZCONNECT, INC. AND SUBSIDARIES

STATEMENTS OF CHANGES IN DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock		Common Stock		Additional Paid-In	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Gain	Deficit	Interest	Deficit

Beginning balance, January 1, 2013	-	$-	25,000,000	$250	$19,750	$-	$(498,909)	$-	$(478,909)

Net Loss	-	-	-	-	-	-	(462,084)	(15,980)	(478,064)

Contribution of capital	-	-	-	-	20,000	-	-	100,000	120,000

Acquisition of VB Clothing	-	-	15,680,000	157	(157)	-	-	-	-

Reclassification of derivative liability	-	-	-	-	55,232	-	-	-	55,232

Fair value of stock issued to consultants	-	-	-	-	78,200	-	-	-	78,200

Ending balance, December 31, 2013	-	-	40,680,000	407	173,025	-	(960,993)	84,020	(703,541)

Net Loss	-	-	-	-	-	-	(3,333,239)	(5,893)	(3,339,132)

Comprehensive Gain	-	-	-	-	-	974	-	-	974

Net Comprehensive Loss	-	-	-	-	-	-	-	-	(3,338,158)

Reclassification of derivative liability	-	-	-	-	268,717	-	-	-	268,717

Fair value of stock issued to Board of Directors	-	-	13,175,000	131	790,369	-	-	-	790,500

Fair value of stock issued to consultants	-	-	11,250,000	112	609,903	-	-	-	610,015

Notes Payable converted to Common Stock	-	-	1,943,726	20	245,633	-	-	-	245,653

Ending balance, December 31, 2014	-	$-	67,048,726	$670	$2,087,647	$974	$(4,294,232)	$78,127	$(2,126,814)

See accompanying notes to the consolidated financial statements

VIZCONNECT, INC. AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to controlling interest	$(3,333,239)	$(462,084)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Net Loss attributable to noncontrolling interest	(5,893)	(15,980)
Depreciation Expense	277	215
Bad Debt Expense	-	22,700
Accretion of prepaid interest	41,000	-
Amortization of debt discount	591,511	107,451
(Gain) Loss on change in fair value of derivative liability	150,389	(259,082)
Stock issued for services	1,400,515	78,200
Stock issued for interest on notes payable	38,298	-
Changes in Operating Assets and Liabilities:
Demand Notes Receivable	-	(22,700)
Prepaid Expenses	13,900	(13,894)
Accounts Payable	132,506	144,304
Accrued Expenses	416,121	75,145
Deferred Revenue	(34,356)	15,689
Net Cash Used In Operating Activities	(588,971)	(330,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset purchases	-	(2,152)
Net Cash Used In Investing Activities	(0)	(2,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	8,000	-
Repayment of notes payable - related party	(10,500)	-
Proceeds from notes payable	996,973	271,750
Repayment of notes payable	(430,778)	(44,500)
Equity Contributions	-	20,000
Noncontrolling Interest Contributions	-	100,000
Net Cash Provided by Financing Activities	563,695	347,250

EFFECT OF EXCHANGE RATE ON CASH	974	-

NET INCREASE (DECREASE) IN CASH	(24,302)	15,062

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,904	19,842

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,602	$34,904

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$162,213	$1,751
Cash Paid for Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

During the year ended December 31, 2014, the Company converted $38,298 of interest to principal on notes payable - related party.

During the year ended December 31, 2014, the Company reclassified $268,717 of derivative liability into additional paid in capital upon the repayment of notes.

During the year ended December 31, 2014, the Company converted $207,355 of convertible notes to common stock.

During the year ended December 31, 2014, the Company recorded $512,973 of debt discount on notes payable.

During the year ended December 31, 2013, the Company allocated $518,164 of notes payable proceeds to discount on notes payable and derivative liability.

During the year ended December 31, 2013, the Company reclassified $55,232 of derivative liability into additional paid in capital upon the repayment of the note.

See accompanying notes to the consolidated financial statements

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

VizConnect, Inc. (the "Company") was setup as a corporation under the laws of the State of Nevada on October 15, 2010. The Company, through its wholly-owned subsidiary, VizConnect LLC, a Massachusetts limited liability company, is a cloud-based, mobile video platform designed to help social celebrities, businesses and brands visually connect with and monetize online fans, followers and customers using mobile and online video. The Company’s year-end is December 31.

On February 13, 2013, VizConnect, Inc. consummated a share exchange with VizConnect LLC. Under the terms of the share exchange, the members of VizConnect LLC received 25,000,000 shares of the common stock of VizConnect, Inc. for 100% of the issued and outstanding members’ interest of VizConnect LLC. As a result of the transaction, the members of VizConnect LLC became the majority owners of VizConnect, Inc. and VizConnect LLC became a wholly-owned subsidiary.

The reverse merger is deemed a capital transaction and the net assets of VizConnect LLC (the accounting acquirer) are carried forward to VizConnect, Inc. (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of VizConnect, Inc. and the assets and liabilities of VizConnect LLC, which are recorded at historical cost. The equity of VizConnect, Inc. is the historical equity of VizConnect LLC retroactively restated to reflect the number of shares issued by the Company in the transaction. In connection with this transaction, the historical shareholders of VizConnect, Inc. were deemed to have been issued 15,680,000 shares of common stock upon completion of the reverse merger.

On February 23, 2013, VizConnect, Inc., concluded a 4-for-1 stock split, following which there were 40,680,000 shares of common stock issued and outstanding.

On October 29, 2013, the Company formed a majority owned subsidiary to conduct business solely in Canada. The majority owned subsidiary is included in the consolidated financial statements of the Company at its formation. The non-controlling interest investors have contributed $100,000 into the subsidiary, which represents a 20% ownership. The Company owns the remaining 80% of the subsidiary.

(B) Basis of consolidation

The accompanying 2014 and 2013 consolidated financial statements include the accounts of VizConnect, Inc., VizConnect LLC and its 80% owned subsidiary VizConnect Canada from the date of incorporation (October 29, 2013). Intercompany accounts and transactions have been eliminated.

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

(D) Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, the Company had no cash equivalents.

(E) Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 "Accounting for Income Taxes". Under this approach, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The U.S. federal statute of limitations remains open for the tax years 2012 to 2014.

(F) Advertising Costs

Advertising Costs are expensed in the period when the advertisements have reached their intended users. Advertising expense for the years ended December 31, 2014 and 2013 were $0 and $403 respectively.

(G) Software Development Costs

We expense software development costs to be marketed to external users, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $53,814 and $23,125 for the years ended December 31, 2014 and December 31, 2013 respectively.

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Selling Expenses

The Company incurs selling expenses under a “multi-level” compensation plan, which includes commissions for subscription sales made and bonuses for assisting associated distributors in closing initial subscription sales. Commissions are earned from direct sales as well as the sales made through the sales network they have developed. Accrued commissions payable was $21,640 and $42,057 for the years ended December 31, 2014 and 2013, respectively.

(J) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collection of the resulting receivable is reasonably assured.

The Company recognizes revenue from monthly subscriptions fees in the month in which services are provided. Because a portion of the fees are earned over a month period, any fees collected in which the services are not provided are recorded as deferred revenue.

The Company recognizes revenue from set up fees at the time the initial set up is complete and the fees are earned.

(K) Concentrations

As of December 31, 2014 and 2013, respectively, the Company has no customers whose sales account for more than 10% of total sales.

(L) Property and equipment

Property and equipment is recorded at cost. Additions and betterments are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is 5 years for furniture. Depreciation for the year ended December 31, 2014 and 2013 was $277 and $215, respectively. Gains and losses on disposal are charged to operations.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(N) Re-classifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

(O) Loss per share

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

The following summarizes potential anti-dilutive shares:

	December 31, 2014	December 31, 2013
(number of shares)
Convertible notes	64,061,479	41,400,862
Total	64,061,479	41,400,862

(P) New accounting pronouncements

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835- 30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and non-public entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

(Q) Foreign currency translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiary, VizConnect Canada ULC, in Canada is the Canadian dollar. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded a translation gain of $974 for the year ended December 31, 2014 and a translation loss of $0 for the year ended December 31, 2013.

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2.	GOING CONCERN

The Company had a net loss of $3,333,239 attributable to common shareholders for the year ended December 31, 2014, a Stockholders’ deficit of $2,126,814 and a working capital deficit of $2,058,915 as of December 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through expanding their mobile video platform designed to help social celebrities, businesses and brands and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FASB ASC 820 establishes a framework for measuring fair value by creating a hierarchy for observable independent market inputs and unobservable market assumptions and expands disclosures about fair value measurements. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

The following inputs are used in the valuation of the financial assets and liabilities:

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

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

The following is a summary of liabilities measured at fair value on a recurring basis as of December 31, 2014:

Description	Total Fair Value	Level 1	Level 2	Level 3
Derivatives:
Conversion Feature Liability	$600,271	-	-	$600,271
Total derivatives	$600,271	-	-	$600,271

The following is a summary of liabilities measured at fair value on a recurring basis as of December 31, 2013:

Description	Total Fair Value	Level 1	Level 2	Level 3
Derivatives:
Conversion Feature Liability	203,850	-	-	203,850
Total derivatives	203,850	-	-	203,850

The changes in derivatives measured at fair value for which, the Company has used Level 3 inputs to determine fair value at December 31, 2014 and 2013 are as follows:

	2014	2013

Beginning of the year	$203,850	$-
Additional loans	815,527
(Loss) Gain on change in fair value	(150,389)	259,082
Settlements	(268,717)	(55,232)
End of the year	$600,271	$203,850

The following is a description of the valuation methodology used for liabilities measured at fair value.

Conversion feature liability – The fair value of the derivative instrument was estimated using the Black Scholes option pricing model. (See Notes 7 and 8)

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

5.	NOTES PAYABLE-RELATED PARTY

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. On February 14, 2014, these Notes plus accrued interest were converted into a new Note due on November 14, 2014 with an interest rate of 15% and premium interest of 20% beginning November 14, 2014. During the three months ended March 31, 2014, $2,500 was repaid. The Company also converted $4,848 of interest to principal on the Notes. During 2014, the Company entered into two notes payable for a total of $5,000 with no interest, are unsecured, and due on demand. During the three months ended September 30, 2014, $5,000 was repaid. As of December 31, 2014 and December 31, 2013, the total amount outstanding is $24,848 and $22,500 respectively. Accrued interest totaled $3,475 and $5,171 as of December 31, 2014 and December 31, 2013, respectively. The maturity date has been extended to August 31, 2015.

6.	NOTES PAYABLE

During 2011, the Company entered into a note payable for $15,000. The Note has an interest rate of 2% monthly, is unsecured, and due on demand. As of December 31, 2014 and December 31, 2013, the total amount outstanding is $13,000. Accrued interest totaled $10,840 and $7,720 as of December 31, 2014 and December 31, 2013, respectively.

On February 4, 2014, the Company received $35,000 in exchange for accounts receivable of $47,915. The amount is repayable on a daily basis whereby the Company pays $300 per day. As of October 23, 2014, the Note was fully repaid.

In January, 2014, the Company entered into two notes payable for a total of $20,000. The Notes have an interest rate of 15% per year, are unsecured, and have maturity dates that have been extended to May 31, 2015.

In February, 2014, the Company entered into a note payable for $10,000. The Note has an interest rate of 15% per year, is unsecured, and the maturity date has been extended to May 31, 2015.

In March, 2014, the Company entered into a note payable for $60,000. The Note has a lump sum interest payment due of $4,000, is unsecured, and the maturity date has been extended to May 31, 2015.

On March 26, 2014, the Company entered into a note payable for $100,000. The Note has an interest rate of 10% with a lump sum of $10,000 due upon repayment, and is unsecured. In the second quarter of 2014, the Company accreted $10,000 of the original issuance discount. As of December 31, 2014, the total amount outstanding is $67,671. Accrued interest totaled $0 as of December 31, 2014. The Note was in default as of December 31, 2014.

On May 15, 2014, the Company entered into a note payable for $100,000. The Note has an interest rate of 10% with a lump sum of $20,000 due upon repayment, and is unsecured. In the second and third quarters of 2014, the Company accreted $20,000 of the original issuance discount. As of December 31, 2014, the total amount outstanding is $96,302. Accrued interest totaled $0 as of December 31, 2014. The Note was in default as of December 31, 2014.

On June 4, 2014, the Company entered into a note payable for $20,000. The Note has a lump sum interest payment due of $3,000, is unsecured, and was fully repaid as of July 22, 2014.

On July 17, 2014, the Company entered into a $75,000 Note with an interest rate of 15%. The Note was in default as of December 31, 2014.

On October 21, 2014, the Company entered into two notes payable for a total of $20,000. The Notes have lump sum interest payments due totaling $6,667, and are unsecured. The maturity dates have been extended to August 31, 2015.

On December 4, 2014, the Company entered into a note payable for $5,000. The Note has a lump sum interest payment due of $1,000, is unsecured, and the maturity date has been extended to May 31, 2015 with an increase in the lump sum interest payment due of an additional $1,000.

In Summary, during 2014, the Company received $996,973 of notes payable, including convertible notes payable, with maturity terms ranging from one month to two years and interest rates from 8% to 15%. The Notes contain various conversion rates and prepayment penalties. As of December 31, 2014, the Company has repaid $430,778 of principal and all of the notes have been retired.

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

7.	CONVERTIBLE NOTES PAYABLE

During 2013, the Company received various unsecured convertible loans totaling $215,250 and converted loans payable in the amount of $310,000 to convertible notes payable of which $186,710 were converted to common stock in 2014. These notes have interest rates of 8% and 12% per year and mature on February 6, 2018 and March 1, 2018. During 2013, the Company repaid one convertible note payable in the amount of $42,500. During the first quarter of 2014, the Company received $133,000 of convertible notes payable, one for $75,000 with a discount of $25,000 for a term of three months, and one for $58,000 with an interest rate of 8% per year for a term of eight months. During the first quarter of 2014, the Company repaid loans of $42,500, $59,000 and $32,750 less $9,208 of discount. During the second quarter of 2014, the Company repaid a loan of $42,500. During the third quarter of 2014, the Company received $355,583 of convertible notes payable, one for $55,833 with an interest rate of 12% for a term of two years, one for $78,750 with an interest rate of 8% for a term of one year, one for $68,000 with an interest rate of 8% for a term of nine months, one for $53,000 with an interest rate of 8% for a term of nine months, and two $50,000 notes with interest rates of 12% for terms of six months. During the third quarter of 2014, the Company repaid loans of $58,000 and $75,000. During the fourth quarter of 2014, the Company received $107,000 of convertible notes payable, one for $25,000 with an interest rate of 8% for a term of one year, one for $57,000 with an interest rate of 10% for a term of one year, and one for $25,000 with an interest rate of 12% for a term of six months.

These notes can be converted following a holding period provided in the respective promissory notes. The conversion into shares of Common Stock is based upon either i.) the lowest closing price of our stock during certain number of trading days prior to the conversion date, subject to conversion price discounts that vary from 50% to 60% discount, or ii.) conversion price of $0.14 per share.. In addition, these notes include price protection terms, which would reset the per-share purchase price if the Company were obligated to convert other liabilities at a lower per share purchase price.

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

The following is a summary of the unsecured convertible loans:

Origination Date	Maturity Date	Interest Rate	Principal December 31, 2014	Current Portion	Long-term
February 2013	February 2018	8%	$125,790	$-	$125,790
May 2013	March 2018	12%	20,000	-	20,000
June 2013	March 2018	12%	30,000	-	30,000
July 2014	June 2016	12%	55,833	-	55,833
July 2014	July 2015	8%	78,750	78,750	-
July 2014	January 2015	12%	50,000	50,000	-
July 2014	April 2015	8%	68,000	68,000
August 2014	February 2015	12%	50,000	50,000
September 2014	June 2015	8%	53,000	53,000
October 2014	September 2015	8%	25,000	25,000
November 2014	November 2015	10%	57,000	57,000
December 2014	June 2016	12%	25,000		25,000
Discount notes payable			(366,562)	(179,498)	(187,064)
Total			$271,811	$202,252	$69,559

Scheduled maturities of debt for the next five years are:
2015	$773,571
2016	80,833
2017	-
2018	175,790
$1,030,194

Interest recognized for the years ended December 31, 2014 and 2013 was $874,902 and $151,847 respectively.

8.	DERIVATIVES

The Company has entered into convertible notes of $638,373 with certain investors. The notes can be converted following a holding period provided in the promissory note agreement, and at a set price per share, subject to certain re-set provisions. This includes price protection terms, which would reset the per-share purchase price if the Company were obligated to convert other convertible liabilities at a lower per share purchase price.

The derivative liability is recorded at fair value on the Company’s financial statements, and any changes in their fair value are included in the consolidated statement of operations as a non-cash item.

The derivative liability is revalued and reported at a fair value of $600,271 and $203,850 as of December 31, 2014 and December 31, 2013, respectively (See Note 3).

The fair value of the convertible notes was estimated using the Black Scholes option pricing model with the following assumptions for the year ended December 31, 2014:

Risk free interest rate	0.10% to 1.10% based on expected life
Dividend yield	0%
Expected volatility	352%
Expected life (range in years)	0.05 to 3.17

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

9.	EQUITY

During the year ended December 31, 2013, capital of $20,000 was contributed to the Company.

During 2013, the non-controlling investors of the Company’s Canada subsidiary contributed $100,000 of cash, which represents a 20% ownership interest. The Company owns the remaining 80% of the subsidiary.

On August 10, 2013, the Company entered into a six month consulting agreement for 5,000,000 shares of common stock. The Company expensed the fair value of $321,800 related to the portion earned through December 31, 2014.

On January 1, 2014, the Company entered into a six month consulting agreement for 1,000,000 shares of common stock. The Company expensed the fair value of $100,000 related to the portion earned through December 31, 2014.

On February 11, 2014, the Company granted 13,175,000 shares of common stock to its board of directors. The Company expensed the fair value of $790,500 related to the portion earned through December 31, 2014.

In April, 2014, the Company issued 1,255,430 shares of common stock pursuant to the conversion of $121,220 Convertible Notes and $27,496 interest.

On April 1, 2014, the Company entered into a one year consulting agreement for 4,750,000 shares of common stock. The Company expensed the fair value of $142,500 related to the portion earned through December 31, 2014.

In May, 2014, the Company issued 227,960 shares of common stock pursuant to the conversion of $29,365 Convertible Notes and $3,125 interest.

On May 9, 2014, the Company entered into a three month consulting agreement for 250,000 shares of common stock. The Company expensed the fair value of $35,000 related to the portion earned through December 31, 2014.

On May 14, 2014, the Company entered into a one year consulting agreement for 500,000 shares of common stock of which 125,000 vest per quarter and 250,000 shares have been issued. The Company expensed the fair value of $10,715 related to the portion earned through December 31, 2014.

In December, 2014, the Company issued 460,336 shares of common stock pursuant to the conversion of $56,770 Convertible Notes and $7,677 interest.

Increases in additional paid in capital of $80,716 for the three months ended March 31, 2014, $138,396 for the three months ended June 30, 2014, $44,164 for the three months ended September 30, 2014, and $5,441 for the three months ended December 31, 2014 were made for the fair value of Derivative Liability associated with the conversions and repayments of Convertible Notes.

The Company is required to reserve 139,118,000 shares of common stock under the convertible note agreements.

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

10.	RELATED PARTY TRANSACTIONS

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. On February 14, 2014, these Notes plus accrued interest were converted into a new Note due on November 14, 2014 with an interest rate of 15% and premium interest of 20% beginning November 14, 2014. During the three months ended March 31, 2014, $2,500 was repaid. The Company also converted $4,848 of interest to principal on the Notes. During 2014, the Company entered into two notes payable for a total of $5,000 with no interest, are unsecured, and due on demand. During the three months ended September 30, 2014, $5,000 was repaid. As of December 31, 2014 and December 31, 2013, the total amount outstanding is $24,848 and $22,500 respectively. Accrued interest totaled $3,475 and $5,171 as of December 31, 2014 and December 31, 2013, respectively. The maturity date has been extended to August 31, 2015.

During the year ending December 31, 2013, the Company incurred software development expenses totaling $9,800 from a company owned by an officer. As of December 31, 2014, the total amount owed to the related vendor is $42,500 and is recorded in accounts payable.

During the year ending December 31, 2014, commissions were owed to a company owned by the spouses of the officers. The commissions owed to this related party were $4,184 as of December 31, 2014. The total commissions earned during 2014 were $2,821.

11.	COMMITMENTS AND CONTINGENCIES

On March 11, 2013, the Company entered into a twelve month lease for its corporate office in Springfield, Massachusetts. The lease requires monthly payments of $2,169. The Company did not renew the lease and is on a month to month lease basis as of April 1, 2014. Rental expense was $23,448 and $20,169 for the year ended December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014, the company has no leases.

12.	INCOME TAXES

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

For the years ended December 31, 2014 and 2013, the Company did not record a current or deferred income tax expense or benefit.

The components of loss before income taxes were as follows:

	Year ended December 31,
	2014	2013
Statutory rate applied to earnings before income taxes:	$(1,135,305)	$(162,542)
Increase (decrease) in income taxes resulting from:
State income taxes	(176,306)	(25,242)
Change in deferred tax asset valuation allowance	431,779	193,734
Non- deductible items	879,832	(5,950)
Income Tax Expense	$0	$0

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	Year ended December 31,
	2014	2013
Deferred tax assets:
U.S. and state net operating loss carry forwards	$625,513	$184,818
Accruals and other temporary differences	-	8,916
Total deferred tax assets	625,513	193,734
Less valuation allowance	$(625,513)	(193,734)
Net deferred tax asset	$0	$0

As of December 31, 2014 and 2013, the Company had U.S. federal net operating loss carry forwards of approximately $1,592,400 and $470,000, respectively, which may be available to offset future income tax liabilities and expire in 2034. As of December 31, 2014 and 2013, the Company also had U.S. state net operating loss carry forwards of approximately $-0- and $-0-, respectively, which may be available to offset future income tax liabilities and expire in 2034. The change in the valuation allowance for the years ended December 31, 2014 and 2013 was $431,779 and $193,734, respectively.

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

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

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

13.	SUBSEQUENT EVENTS

On February 10, 2015, the board of directors of the Company authorized a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, designating three (3) shares of a new series of preferred stock, par value $0.001 per share, as “Series A Preferred Stock.” The Certificate of Designation was filed as an amendment to the Company’s Articles of Incorporation with the State of Nevada on February 10, 2015.

Holder(s) of outstanding shares of Series A Preferred Stock shall be entitled to the number of votes equal to the total number of Company’s common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company.

On February 26, 2015, the Company issued 1,500,000 shares of Common Stock to an employee.

 On March 24, 2015, the Company filed a Certificate of Amendment to the Articles of Incorporation in the state of Nevada to increase the authorized shares of Common Stock to 2,000,000,000 having a par value of $0.001.

On April 22, 2015, the Company filed a Certificate of Amendment to the Articles of Incorporation in the state of Nevada to increase the authorized shares of Common Stock and Preferred Stock to 5,000,000,000 and 50,000,000, respectively. The Company reduced the par value per share of Common and Preferred Stock from $0.001 to $0.00001 per share. All share and per share amounts have been retroactively restated in the financial statements.

In the first quarter of 2015, the Company issued 144,416,526 shares of common stock pursuant to the conversion of $110,247 Convertible Notes.

During April and May, 2015, the Company entered into twelve 12% convertible notes payable totaling $52,000. These notes can be converted following a six month holding period into shares of Series B Preferred Stock.

On May 19, 2015, the Company entered into a $3,350 Convertible Note with an interest rate of 10% and is due on demand.

On May 20, 2015, the Company issued 3,000,000,000 shares of Common Stock to its board of directors converting $30,000 of Accrued Payroll.

The Company obtained extensions in the Maturity Dates of notes payable totaling $95,000 until May 31, 2015 and $44,848 until August 31, 2015.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2014, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of December 31, 2014 the Company determined that the following items constituted a material weakness:

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

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of officers and director as of March 27, 2015. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Edward Carroll	52	Director
Brian Dee	57	Secretary and Director
Paul Cooleen	51	President, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Edward Carroll, age 52, Director. A 20-year+ veteran of media, Mr. Carroll leverages his video and media savvy to help businesses and entrepreneurs take advantage of video and mobile marketing. As an Associated Press and Emmy award winning on-air personality, Ed has appeared on local television newscasts in Boston and throughout New England as well as the CBS Evening News and spent many years producing and appearing in weathercasts, news features and special programs. Ed launched his own production company in 2005 developing special marketing pieces for the Cape Cod Chamber of Commerce and Bosse Sports Clubs as well as other web-based videos for smaller companies. Seeing the explosive growth in mobile marketing and the need for businesses to access customers on their mobile devices, Ed was instrumental in the architecture of the Company's software platform. Ed received a Bachelor of Science from Plymouth State University in 1986 and makes his home in Longmeadow, Massachusetts.

Brian Dee, age 57, Secretary and Director. Mr. Dee has spent his entire career developing and managing direct sales teams. For the past twenty years, Brian's principal focus has been in the area of sports marketing, managing credit card marketing programs for MBNA America and Bank of America in conjunction with the Boston Red Sox, Boston Celtics, Boston Bruins and New England Patriots, along with many major college sports teams throughout New England. In his role as Vice President of Business Development at American Passage and Promotion, Brian managed hundreds of sporting events. The companies included Coca-Cola, Starbucks, First USA Bank, as well as MBNA. Career highlights including managing credit card promotions for NHL All Star games in Boston, Denver and Los Angeles, Super Bowls in New Orleans and San Diego, NBA All Star week in Los Angeles, several World Series and the 1999 Baseball All Star Game at Fenway Park.

Paul Cooleen, age 51, President, Treasurer and Director. Mr. Cooleen has over 20 years of experience as an interdealer broker in the Bond Market. Paul started his Wall Street career in 1987 at ICAP in New York City in the US Government Bond Market and helped build a successful Treasury Bill Desk until 2003. In January of 2003 Paul moved his family to Maine and bought a restaurant in the Mid-Coast region. After renovating, staffing, and managing the business for three years he sold the property and business and reentered the bond market back in New York. While in New York, Paul started a Mortgage Bond and CDS/ABX Index Desk at BGC Partners a subsidiary of Cantor Fitzgerald. As the mortgage market began to meltdown and the fail rate of banks began to rise, Mr. Cooleen saw an opportunity to start a desk that would buy bank asset paper from the FDIC and sell it out to the Wall Street Market. Mr. Cooleen has a Bachelor's of Science Degree from Plymouth State University and resides in Falmouth, Maine.

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

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2014.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended December 31, 2014:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentiv Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Totals ($)

Edward Carroll	2014	$0	0	52,500	(3)	0	0	0	125,000	(1)	$177,500
Director	2013	$0	0	0		0	0	0	23,248		$23,248

Brian Dee	2014	$0	0	402,000	(3)	0	0	0	125,000	(1)	$527,000
Secretary and Director	2013	$0	0	0		0	0	0	23,357		$23,357

James Henderson	2014	$0	0	0		0	0	0	0		$0
Treasurer and Director (2)	2013	$0	0	0		0	0	0	15,000		$15,000

Paul Cooleen	2014	$0	0	336,000	(3)	0	0	0	125,000	(1)	$461,000
President, Treasurer and Director	2013	$0	0	0		0	0	0	19,388		$19,388

___________

(1)	Edward Carroll, Brian Dee, and Paul Cooleen received $17,706, $17,424, and $17,706, respectively in 2014. Remaining amounts have been accrued and not paid as of December 31, 2014.
(2)	Resigned from his position as of November 6, 2013.
(3)	Share based compensation costs are measured based on the closing fair market value of the Company’s common stock on the date of grant.

None of our directors or senior management received any equity awards, including, options, restricted stock or other equity incentives in 2013 We do not set aside or accrue any amounts for pension, retirement or other benefits for our directors and senior management.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the fiscal year ended December 31, 2014.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised during the fiscal year ended December 31, 2014 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. On February 11, 2014, the Company granted 13,175,000 shares of common stock to its board of directors. The Company expensed the fair value of $790,500 related to the portion earned through December 31, 2014. On May 20, 2015, the Company issued 3,000,000,000 shares of Common Stock to its board of directors converting $30,000 of Accrued Payroll.

Employment Agreements

Currently, we do not have any employment agreements in place with our officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of June 10, 2015, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Paul Cooleen	1,008,100,000	31.376%
Brian Dee	1,013,978,200	31.559%
Edward Carroll	1,008,037,000	31.374%
All Executive Officers and Directors as a group (3 persons)		94.309%

____________

(1)	Based on 3,212,965,252 shares of common stock outstanding as of June 10, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. On February 14, 2014, these Notes plus accrued interest were converted into a new Note due on November 14, 2014 with an interest rate of 15% and premium interest of 20% beginning November 14, 2014. During the three months ended March 31, 2014, $2,500 was repaid. The Company also converted $4,848 of interest to principal on the Notes. During 2014, the Company entered into two notes payable for a total of $5,000 with no interest, are unsecured, and due on demand. During the three months ended September 30, 2014, $5,000 was repaid. As of December 31, 2014 and December 31, 2013, the total amount outstanding is $24,848 and $22,500 respectively. Accrued interest totaled $3,475 and $5,171 as of December 31, 2014 and December 31, 2013, respectively. The maturity date has been extended to August 31, 2015.

During the year ending December 31, 2013, the Company incurred software development expenses totaling $9,800 from a company owned by an officer. As of December 31, 2014, the total amount owed to the related vendor is $42,500 and is recorded in accounts payable.

During the year ending December 31, 2014, commissions were owed to a company owned by the spouses of the officers. The commissions owed to this related party were $4,184 as of December 31, 2014. The total commissions earned during 2014 were $2,821.

On February 11, 2014, the Company granted 13,175,000 shares of common stock to its board of directors. The Company expensed the fair value of $790,500 related to the portion earned through December 31, 2014.

On May 20, 2015, the Company issued 3,000,000,000 shares of Common Stock to its board of directors converting $30,000 of Accrued Payroll.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended December 31, 2014 and 2013, we have incurred $60,665 and $46,927 for professional services rendered for the audit and reviews of our financial statements.

All Other Fees (including, Audit Related Fees and Tax Fees)

None.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

3.1	Amendment to Article of Incorporation on May 11, 2015 to increase the authorized shares for common stock to 5,000,000,000 and preferred stock to 50,000,000.

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

VIZCONNECT, INC.

Date: June 15, 2015	By:	/s/ Paul Cooleen
Paul Cooleen
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Paul Cooleen	Chief Executive Officer (Principal Executive Officer) and Director	June 15, 2015
Paul Cooleen

/s/ Brian Dee	Secretary and Director	June 15, 2015
Brian Dee

/s/ Edward Carroll	Director	June 15, 2015
Edward Carrol

