Form 10-Q
period 2015-03-31
VIZCONNECT, INC.
filed 2015-08-05
CIK 1506295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(855) 849-2666

(Registrant's telephone number, including area code)

 ____________________________________________________________

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

As of July 28, 2015, there were 3,212,965,252 shares of common stock, $0.00001 par value per share, issued and outstanding.

VIZCONNECT, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2015

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this "Report") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "predict," "project," "forecast," "potential," "continue" negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words "we," "us," "our," and the "Company," they refer to the combined business of VizConnect, Inc. and its subsidiary, VizConnect LLC. "SEC" refers to the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIZCONNECT, INC. AND SUBSIDARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2015	2014
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$11	$10,602
Prepaid expenses and other current assets	3,360	754
TOTAL CURRENT ASSETS	3,371	11,356

Property, plant and equipment - net	1,584	1,660

TOTAL ASSETS	$4,955	$13,016

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current portion of convertible notes payable, net of discount of $80,972 and $179,498 at March 31, 2015 and December 31, 2014, respectively	$214,001	$202,252
Accounts payable	373,629	370,211
Accrued expenses	664,178	487,716
Deferred revenues	18,000	18,000
Notes payable- related party	24,848	24,848
Notes payable	366,973	366,973
Derivative liability	469,635	600,271
TOTAL CURRENT LIABILITIES	2,131,264	2,070,271

Convertible notes payable net of discount of $166,458 and $187,064 at March 31, 2015 and December 31, 2014, respectively	66,696	69,559
TOTAL LIABILITIES	2,197,960	2,139,830

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred Stock Series A: $0.00001 par value, 3 shares authorized, 3 shares issued and outstanding as of March 31, 2015, and 0 shares issued and outstanding as of December 31, 2014	-	-
Preferred Stock: $0.00001 par value, 49,999,997 shares authorized, 0 shares issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Common Stock: $0.00001 par value, 5,000,000,000 shares authorized, 212,965,252 shares issued and outstanding as of March 31, 2015, and 67,048,726 shares issued and outstanding as of December 31, 2014	2,130	670
Additional paid in capital	2,387,999	2,087,647
Comprehensive Gain	965	974
Accumulated deficit	(4,662,275)	(4,294,232)
VizConnect, Inc. stockholders' deficit	(2,271,181)	(2,204,941)

Noncontrolling interest	78,176	78,127
Total stockholders' deficit	(2,193,005)	(2,126,814)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,955	$13,016

See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,	March 31,
	2015	2014

REVENUE
Revenue	$-	$64,223
Total Revenue	-	64,223

OPERATING EXPENSES
Programming, Hosting & Technology Expense	893	22,038
Professional Fees	10,549	411,448
General and Administrative	134,995	865,874
Selling Expense	1,680	35,828
Total Operating Expenses	148,117	1,335,188

Loss From Operations	(148,117)	(1,270,965)

Loss on change in fair value of derivative liability	(59,068)	(75,102)
Interest Expense	(160,809)	(156,693)

NET LOSS BEFORE INCOME TAX	(367,994)	(1,502,760)

Provision for income taxes	-	-

NET LOSS	(367,994)	(1,502,760)

Net Income Attributable to Noncontrolling Interest	49	(5,615)

Net Loss Attributable to Controlling Interest	$(368,043)	$(1,508,375)

Basic and diluted loss per common share	$(0.00)	$(0.03)

Basic and diluted weighted average shares outstanding	119,286,430	50,484,444

See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to controlling interest	$(368,043)	$(1,508,375)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	76	108
Amortization of debt discount	119,134	109,372
Loss on change in fair value of derivative liability	59,068	75,102
Stock issued for services	1,800	1,137,300
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(2,606)	(3,287)
Accounts Payable	3,418	48,363
Accrued Expenses	176,522	15,070
Deferred Revenue	-	(8,129)
Net Cash Used In Operating Activities	(10,582)	(134,476)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable - related party	-	(2,500)
Proceeds from notes payable	-	313,000
Repayment of notes payable	-	(134,250)
Net Cash Provided by Financing Activities	-	176,250

EFFECT OF EXCHANGE RATE ON CASH	(9)	-

NET INCREASE (DECREASE) IN CASH	(10,591)	41,774

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,602	34,904

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11	76,678

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$-	$63,542
Cash Paid for Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

During the three months ended March 31, 2015, the Company reclassified $189,704 of derivative liability into additional paid in capital upon the repayment of notes.

During the three months ended March 31, 2015, the Company converted $110,308 of convertible notes and interest to common stock.

During the three months ended March 31, 2014 the Company converted $4,842 of interest to principal on notes payabe - related party.

During the three months ended March 31, 2014 the Company reclassified $80,716 of derivative liability into additional paid in capital upon the repayment of the note.

See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

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

VizConnect, Inc. (the "Company") was setup as a corporation under the laws of the State of Nevada on October 15, 2010. The Company, through its wholly-owned subsidiary, VizConnect LLC, a Massachusetts limited liability company, provides cloud based marketing services using a combination of mobile video marketing, video storage, and cloud computing in one easy to access system for a monthly fee. The Company's year-end is December 31.

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

It is management's opinion that all material adjustments (consisting of normal reoccurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results expected for the year.

(B) Principal of Consolidation

The accompanying 2015 and 2014 unaudited condensed consolidated financial statements include the accounts of VizConnect, Inc., VizConnect LLC and its 80% owned-subsidiary, VizConnect Canada from the date of incorporation (October 29, 2013).

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

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

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

(F) Software Development Costs

We expense software development costs to be marketed to external users with a useful life of less than one year, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $893 and $22,038 for the three months ended March 31, 2015 and 2014, respectively.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

(I) Selling Expenses

The Company incurs selling expenses under a "multi-level" compensation plan, which includes commissions for subscription sales made and bonuses for assisting associated distributors in closing initial subscription sales. Commissions are earned from direct sales as well as the sales made through the sales network they have developed. Accrued commissions payable was $21,640 as of March 31, 2015 and December 31, 2014.

(J) Concentrations

As of March 31, 2015 and 2014, respectively, the Company has no customers whose sales account for more than 10% of total sales.

(K) Property and Equipment

Property and equipment is recorded at cost. Additions and betterments are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the asset's estimated useful life, which is 5 years for furniture. Gains and losses on disposal are charged to operations.

(L) Fair Value Measurements

The Company's capital structure includes the use of convertible debt features that are classified as derivative financial instruments. Derivative financial instruments are recognized as either assets or liabilities and are measured at fair value in accordance with FASB ASC 815 " Derivatives and Hedging ". ASC 815 requires that changes in fair value of derivative financial instruments with no hedging designation be recognized as gains (losses) in the earnings statement. Fair value measurement and disclosures are determined in accordance with FASB ASC 820 " Fair Value Measurements and Disclosures ".

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

AS OF MARCH 31, 2015

(UNAUDITED)

The fair values of financial instruments that include cash and amounts due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

The Company's operations and financing activities are conducted primarily in United States dollars, and as a result are not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

The following is a summary of liabilities measured at fair value on a recurring basis at March 31, 2015:

Description	Total Fair Value	Level 1	Level 2	Level 3
Derivatives:
Conversion Feature Liability	$469,635	-	-	$469,635
Total derivatives	$469,635	-	-	$469,635

The following is a summary of liabilities measured at fair value on a recurring basis at December 31, 2014:

Description	Total Fair Value	Level 1	Level 2	Level 3
Derivatives:
Conversion Feature Liability	$600,271	-	-	$600,271
Total derivatives	$600,271	-	-	$600,271

The changes in derivatives measured at fair value for which, the Company has used Level 3 inputs to determine fair value at March 31, 2015 are as follows:

For the three months ended March 31, 2015
Beginning of the year	$600,271
Additional loans	0
Loss on change in fair value	59,068
Settlements	(189,704)
End of the quarter	$469,635

The following is a description of the valuation methodology used for liabilities measured at fair value.

Conversion feature liability - The fair value of the derivative instrument was estimated using the Black Scholes option pricing model. (See Note 6)

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

(M) Re-classifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company's net loss or cash flows.

(N) Loss per Share

The Company computes net loss per share in accordance with FASB ASC 260 " Earnings per Share ". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

The following summarizes potential anti-dilutive shares:

	March 31, 2015	March 31, 2014
(number of shares)
Convertible notes	2,969,876,771	8,302,887
Total	2,969,876,771	8,302,887

(O) Recent Account Pronouncements

In April 2015, FASB issued Accounting Standards Update ("ASU") No. 2015-03, " Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" , is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15 on "Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" . Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and non-public entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

ZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

NOTE 2. GOING CONCERN

The Company had a net loss of $368,043 attributable to common stockholders for the three months ended March 31, 2015, an accumulated deficit of $4,662,275 and a working capital deficit of $2,127,893 as of March 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital through expanding their mobile video platform designed to help social celebrities, businesses and brands and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding through implementing its strategic plans, marketing strategy and sales incentives to expand operations will provide the opportunity for the Company to continue as a going concern.

NOTE 3. NOTES PAYABLE-RELATED PARTY

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. On February 14, 2014, these Notes plus accrued interest were converted into a new Note due on November 14, 2014 with an interest rate of 15% and premium interest of 20% beginning November 14, 2014. During the year ended December 31, 2014, $7,500 was repaid. The Company also converted $4,848 of interest to principal on the Notes. During 2014, the Company entered into two notes payable for a total of $5,000 with no interest, are unsecured, and due on demand. As of March 31, 2015 and December 31, 2014, the total amount outstanding is $24,848. Accrued interest totaled $4,717 and $3,475 as of March 31, 2015 and December 31, 2014, respectively. The maturity date has been extended to August 31, 2015.

NOTE 4. NOTES PAYABLE

During 2011, the Company entered into a note payable for $15,000. The Note has an interest rate of 2% monthly, is unsecured, and due on demand. As of March 31, 2015 and December 31, 2014, the total amount outstanding is $13,000. Accrued interest totaled $11,620 and $10,840 as of March 31, 2015 and December 31, 2014, respectively.

On February 4, 2014, the Company received $35,000 in exchange for accounts receivable of $47,915. The amount is repayable on a daily basis whereby the Company pays $300 per day. As of October 23, 2014, the Note was fully repaid.

In January, 2014, the Company entered into two notes payable for a total of $20,000. The Notes have an interest rate of 15% per year, are unsecured, have maturity dates that have been extended to May 31, 2015 and are in default.

In February, 2014, the Company entered into a note payable for $10,000. The Note has an interest rate of 15% per year, is unsecured, the maturity date has been extended to May 31, 2015 and is in default.

In March, 2014, the Company entered into a note payable for $60,000. The Note has a lump sum interest payment due of $4,000, is unsecured, the maturity date has been extended to May 31, 2015 and is in default.

On March 26, 2014, the Company entered into a note payable for $100,000. The Note had an interest rate of 10%, increasing to 20% beginning January 1, 2015, with a late payment premium of 22% on the principal and interest. A lump sum of $10,000 is due upon repayment, and is unsecured. In the second quarter of 2014, the Company accreted $ 10,000 of the original issuance discount. As of March 31, 2015 and December 31, 2014, the total amount outstanding is $67,671. Accrued interest totaled $7,292 and $0 as of March 31, 2015 and December 31, 2014, respectively. The Note was in default as of March 31, 2015.

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

On May 15, 2014, the Company entered into a note payable for $100,000. The Note has an interest rate of 10% with a lump sum of $20,000 due upon repayment, and is unsecured. In the second and third quarters of 2014, the Company accreted $ 20,000 of the original issuance discount. As of March 31, 2015 and December 31, 2014, the total amount outstanding is $96,302. Accrued interest totaled $2,408 and $0 as of March 31, 2015 and December 31, 2014, respectively. The Note was in default as of March 31, 2015.

On June 4, 2014, the Company entered into a note payable for $20,000. The Note has a lump sum interest payment due of $3,000, is unsecured, and was fully repaid as of July 22, 2014.

On July 17, 2014, the Company entered into a $75,000 Note with an interest rate of 15%. The Note was in default as of March 31, 2015.

On October 21, 2014, the Company entered into two notes payable for a total of $20,000. The Notes have lump sum interest payments due totaling $6,667, and are unsecured. The maturity dates have been extended to August 31, 2015.

On December 4, 2014, the Company entered into a note payable for $5,000. The Note has a lump sum interest payment due of $2,000, is unsecured, the maturity date has been extended to May 31, 2015 and is in default.

In Summary, during the first three months ended March 31, 2015 and for the year ended December 31, 2014, the Company received $0 and $996,973 of notes payable, respectively, including convertible notes payable, with maturity terms ranging from one month to two years and interest rates from 8% to 15%. The Notes contain various conversion rates and prepayment penalties. For the three months ended March 31, 2015 and the year ended December 31, 2014, the Company has repaid $0 and $430,778 of principal, respectively, and all of the notes have been retired.

NOTE 5. CONVERTIBLE NOTES PAYABLE

During 2013, the Company received various unsecured convertible loans totaling $215,250 and converted loans payable in the amount of $310,000 to convertible notes payable of which $186,710 were converted to common stock in 2014. These notes have interest rates of 8% and 12% per year and mature on February 6, 2018 and March 1, 2018. During 2013, the Company repaid one convertible note payable in the amount of $42,500. During the first quarter of 2014, the Company received $133,000 of convertible notes payable, one for $75,000 with a discount of $25,000 for a term of three months, and one for $58,000 with an interest rate of 8% per year for a term of eight months. During the first quarter of 2014, the Company repaid loans of $42,500, $59,000 and $32,750 less $9,208 of discount. During the second quarter of 2014, the Company repaid a loan of $42,500. During the third quarter of 2014, the Company received $355,583 of convertible notes payable, one for $55,833 with an interest rate of 12% for a term of two years, one for $78,750 with an interest rate of 8% for a term of one year, one for $68,000 with an interest rate of 8% for a term of nine months, one for $53,000 with an interest rate of 8% for a term of nine months, and two $50,000 notes with interest rates of 12% for terms of six months. During the third quarter of 2014, the Company repaid loans of $58,000 and $75,000. During the fourth quarter of 2014, the Company received $107,000 of convertible notes payable, one for $25,000 with an interest rate of 8% for a term of one year, one for $57,000 with an interest rate of 10% for a term of one year, and one for $25,000 with an interest rate of 12% for a term of six months.During the first quarter of 2015, the Company issued 144,416,526 shares of common stock pursuant to the conversion of $110,308 of Convertible Notes and interest.

The Company is in default on two convertible notes payable dated July 17, 2014 due January 17, 2015 and dated August 25, 2014 due February 25, 2015 for which the note holder has threatened to commence legal proceedings.

These notes can be converted following a holding period provided in the respective promissory notes. The conversion into shares of Common Stock is based upon either i.) the lowest closing price of our stock during certain number of trading days prior to the conversion date, subject to conversion price discounts that vary from 50% to 60% discount, or ii.) conversion price of $0.14 per share. In addition, these notes include price protection terms, which would reset the per-share purchase price if the Company were obligated to convert other liabilities at a lower per share purchase price.

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

The following is a summary of the unsecured convertible loans:

Origination Date	Maturity Date	Interest Rate	Principal March 31, 2015	Current Portion	Long-term
February 2013	February 2018	8%	$125,790	$-	$125,790
May 2013	March 2018	12%	20,000	-	20,000
June 2013	March 2018	12%	30,000	-	30,000
July 2014	June 2016	12%	32,364	-	32,364
July 2014	July 2015	8%	77,725	77,725	-
July 2014	January 2015	12%	23,403	23,403	-
July 2014	April 2015	8%	8,845	8,845
August 2014	February 2015	12%	50,000	50,000
September 2014	June 2015	8%	53,000	53,000
October 2014	September 2015	8%	25,000	25,000
November 2014	November 2015	10%	57,000	57,000
December 2014	June 2016	12%	25,000		25,000
Discount notes payable			(247,430)	(80,972)	(166,458)
Total			$280,697	$214,001	$66,696

Interest recognized for the three month periods ended March 31, 2015 and March 31, 2014 were $160,809 and $156,693 respectively.

NOTE 6. DERIVATIVES

The company has a balance of convertible notes totaling $528,127 with certain investors. The notes can be converted following a holding period provided in the promissory note agreement, and at a set price per share, subject to certain re-set provision. This includes price protection terms, which would reset the per-share purchase price if the Company were obligated to convert other convertible liabilities at a lower per share purchase price.

The derivative liability is recorded at fair value on the Company's financial statements, and any changes in their fair value are included in the consolidated statement of operations as a non-cash item.

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

The derivative liability is revalued and reported at fair value of $469,635 and $600,271 as of March 31, 2015 and December 31, 2014 respectively.

The fair value of the convertible notes was estimated using the Black Scholes option pricing model with the following assumptions for the three months ended March 31, 2015.

Risk free interest rate	0% and .89% based on expected life

Dividend yield	0%

Expected volatility	387%

Expected life (range in years)	.00 to 2.92

NOTE 7. STOCKHOLDERS' EQUITY

In the first quarter of 2015, the Company issued 144,416,526 shares of common stock pursuant to the conversion of $110,308 Convertible Notes and interest.

Increases in additional paid in capital of $189,704 for the three months ended March 31, 2015 and $268,717 for the year ended December 31, 2014 were made for the fair value of Derivative Liability associated with the conversions and repayments of Convertible Notes.

The Company is required to reserve 2,700,724,339 shares of common stock under the convertible note agreements.

On February 10, 2015, the board of directors of the Company authorized a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, designating three (3) shares of a new series of preferred stock, par value $0.001 per share, as "Series A Preferred Stock" all of which were issued to our three officers, valued at $0. The Certificate of Designation was filed as an amendment to the Company's Articles of Incorporation with the State of Nevada on February 10, 2015. Holder(s) of outstanding shares of Series A Preferred Stock shall be entitled to the number of votes equal to the total number of Company's common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. The Certificate was approved by our board and did not require shareholder vote. The Series APreferred Stock did not have a dividend rate or liquidation preference, and were not convertible into shares of common stock. On the same date, the Company issued one share of Series A Preferred Stock to each of the Company's three Directors.

On February 26, 2015, the Company issued 1,500,000 shares of Common Stock to an employee with a fair value of $1,800.

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

On May 18, 2015, the board of directors of the Company authorized a Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock, designating 10,000,000 shares of a new series of preferred stock, par value $0.00001 per share, as "Series C Preferred Stock." The Certificate of Designation was filed as an amendment to the Company's Articles of Incorporation with the State of Nevada on May 18, 2015.

On March 24, 2015, the Company filed a Certificate of Amendment to the Articles of Incorporation in the state of Nevada to increase the authorized shares of Common Stock to 2,000,000,000 having a par value of $0.001.

On May 29, 2015, the board of directors of the Company authorized a Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock, designating 10,000,000 shares of a new series of preferred stock, par value $0.00001 per share, as "Series B Preferred Stock." The Certificate of Designation was filed as an amendment to the Company's Articles of Incorporation with the State of Nevada on May 29, 2015.

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

NOTE 8. RELATED PARTY TRANSACTIONS

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. On February 14, 2014, these Notes plus accrued interest were converted into a new Note due on November 14, 2014 with an interest rate of 15% and premium interest of 20% beginning November 14, 2014. During the year ended December 31, 2014, $7,500 was repaid. The Company also converted $4,848 of interest to principal on the Notes. During 2014, the Company entered into two notes payable for a total of $5,000 with no interest, are unsecured, and due on demand. As of March 31, 2015 and December 31, 2014, the total amount outstanding is $24,848. Accrued interest totaled $4,717 and $3,475 as of March 31, 2015 and December 31, 2014, respectively. The maturity date has been extended to August 31, 2015.

During the year ended December 31, 2013, the Company incurred software development expenses totaling $9,800 from a company owned by an officer. As of March 31, 2015 and December 31, 2014, the total amount owed to the related vendor is $42,500 and is recorded in accounts payable.

As of March 31, 2015 and December 31, 2014, commissions were owed to a company owned by the spouses of the officers. The commissions owed to this related party were $4,184 as of March 31, 2015 and December 31, 2014. The total commissions earned during 2014 were $2,821.

On February 10, 2015, the Company issued one share of Series A Preferred Stock to each member of its board of directors as incentive to continue to assist and provide services to the Company.Holders of the outstanding shares of Series A Preferred Stock shall be entitled to the number of votes equal to the total number of Company's common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company.

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

NOTE 9. SUBSEQUENT EVENTS

During the period April through July, 2015, the Company entered into fourteen 12% convertible notes payable totaling $74,500. These notes can be converted following a six month holding period into shares of Series B Preferred Stock.

On April 22, 2015, the board of directors of the Company authorized the filing of a Certificate of Amendment to Company's Articles of Incorporation to increase Company's authorized common stock to 5,000,000,000 and authorized preferred stock to 50,000,000.

On May 18, 2015, the board of directors of the Company authorized a Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock, designating 10,000,000 shares of a new series of preferred stock, par value $0.00001 per share, as "Series C Preferred Stock." The Certificate of Designation was filed as an amendment to the Company's Articles of Incorporation with the State of Nevada on May 18, 2015. Holder(s) of the Series B Preferred Stock shall be entitled, among others, conversion rights that may convert each share of Series B Preferred Stock into 500 shares of Company's common stock and voting rights equal to one vote for each share held for any election or matter before the shareholders of the Company. The conversion of the Series C Preferred Stock is subject to a lock-up period up to twelve (12) months.

On May 19, 2015, the Company entered into a $3,350 Convertible Note with an interest rate of 10% and is due on demand.

On May 20, 2015, the Company issued 3,000,000,000 shares of Common Stock to its board of directors converting $30,000 of Accrued Payroll.

On May 29, 2015, the board of directors of the Company authorized a Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock, designating 10,000,000 shares of a new series of preferred stock, par value $0.00001 per share, as "Series B Preferred Stock." The Certificate of Designation was filed as an amendment to the Company's Articles of Incorporation with the State of Nevada on May 29, 2015. Holder(s) of the Series B Preferred Stock shall be entitled, among others, conversion rights that may convert each share of Series B Preferred Stock into the number of shares of Company's common stock equal to the price of the Series B Preferred Stock divided by the par value of the Series B Preferred Stock and voting rights equal to ten votes for each share held for any election or matter before the shareholders of the Company. The conversion of the Series C Preferred Stock is subject to a lock-up period up to twelve (12) months.

The Company obtained extensions in the Maturity Dates of notes payable totaling $44,848 until August 31, 2015.

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

Overview

The Company was incorporated in the State of Nevada on October 15, 2010. VizConnect is a cloud-based, mobile video platform designed to help social celebrities, businesses and brands visually connect with and monetize online fans, followers and customers using mobile and online video. Our proprietary mobile video marketing platform (the "Platform") allows social celebrities and brands to come together in an elegant manner to leverage the power of social followings to create branded video messaging with integrated native advertising that is not invasive to the consumer. We also assist companies across a wide array of industries in utilizing mobile devices and technologies to create targeted branding and advertising campaigns. Our Platform also utilizes unique keyword-activated campaigns that engage mobile users with video and automated call-to-action prompts. This dynamic, cloud-based marketing tool has both large and small business applications, enterprise solutions for large companies and white-label opportunities for marketing and communications firms.

On October 29, 2013, the Company formed a majority owned subsidiary to conduct business solely in Canada. The majority owned subsidiary is included in the consolidated financial statements of the Company at its formation. The non-controlling interest investors have contributed $100,000 into the subsidiary, which represents 20% ownership. The Company owns the remaining 80% of the subsidiary.

On February 10, 2015, the Company issued one share of Series A Preferred Stock to each member of its board of directors, or three (3) shares in total, as incentive to continue to assist and provide services to the Company. Holder(s) of outstanding shares of Series A Preferred Stock shall be entitled to the number of votes equal to the total number of Company's common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company.

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

Result of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q.

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Revenue:

Revenue for the three-month period ending March 31, 2015 was $0, compared with $64,223 for the three-month period ending March 31, 2014, reflecting a decrease of 100%. The decrease in revenues was attributable to the reduction in revenue from subscription and distributor membership fees with the unwinding of the network marketing model.

Operating Expenses:

Operating expenses for the three-month period ending March 31, 2015 were $148,117 compared with $1,340,803 for the three-month period ending March 31, 2014, reflecting a decrease of 89%. The decrease in operating expenses was primarily attributable to a decrease in professional fees due to our need in 2014 for experts specializing in advertising, promotion, and creating brand awareness not utilized in the first quarter 2015 and the decrease in general and administrative expenses primarily attributable to the issuance of common stock to the board of directors for services in 2014. Additionally, the Company did not incur sales commissions and software service fees in the first quarter 2015 corresponding to the reduction in the network marketing revenues.

Loss from Operations:

We incurred losses from operations totaling $148,117 for the three-month period ending March 31, 2015, compared to losses from operations totaling $1,276,580 for the three-month period ending March 31, 2014, reflecting a decrease of 88%. The decrease in losses from operations was primarily attributable to a decrease in professional fees due to our need in 2014 for experts specializing in advertising, promotion, and creating brand awareness not utilized in the first quarter 2015 and the decrease in general and administrative expenses primarily attributable to the issuance of common stock to the board of directors for services in 2014. Additionally, the Company did not incur sales commissions and software service fees in the first quarter 2015 corresponding to the reduction in the network marketing revenues.

Other Expense:

The Company had other expenses for the three-month period ending March 31, 2015 in the amount of $219,877 compared to other expenses of $231,795 for the three-month period ending March 31, 2014. This is comprised of a loss on the change in the market value of a derivative liability of $59,068 for the three-month period ending March 31, 2015, compared with a loss of $75,102 for the three-month period ending March 31, 2014, reflecting a decrease of 21% and interest expense of $160,809, compared with $156,693 for the three-month period ending March 31, 2014, reflecting an increase of 3%. The company has derivative losses in the three-month periods ending March 31, 2015 and March 31, 2014 associated with the fair market value on the company's financial derivatives. The increase in interest expense is primarily associated with the increased cost of borrowing associated with the company's debt and the payment of default interest and penalties.

Net loss:

We incurred a net loss of $368,043 attributable to common stockholders for the three-month period ending March 31, 2015, compared to a net loss of $1,508,375, for the three-month period ending March 31, 2014. The decrease in loss was primarily attributable to a decrease in professional fees due to our need in 2014 for experts specializing in advertising, promotion, and creating brand awareness not utilized in the first quarter 2015 and the decrease in general and administrative expenses primarily attributable to the issuance of common stock to the board of directors for services in 2014. Additionally, the Company did not incur sales commissions and software service fees in the first quarter 2015 corresponding to the reduction in the network marketing revenues.

Plan of Operations

VizConnect is a cloud-based, mobile video platform designed to help social celebrities, businesses and brands visually connect with and monetize online fans, followers and customers using mobile and online video. Our proprietary mobile video marketing platform (the "Platform") allows social celebrities and brands to come together in an elegant manner to leverage the power of social followings to create branded video messaging with integrated native advertising that is not invasive to the consumer. We also assist companies across a wide array of industries in utilizing mobile devices and technologies to create targeted branding and advertising campaigns. Our Platform also utilizes unique keyword-activated campaigns that engage mobile users with video and automated call-to-action prompts. This dynamic, cloud-based marketing tool has both large and small business applications, enterprise solutions for large companies and white-label opportunities for marketing and communications firms.

We are developing our software currently and intend to test the customer market in the third quarter of 2015. With the planned expansion into the social media markets, management is optimistic of expanding growth potential and subsequent revenue realization.

Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2015	2014
Net Cash Used in Operating Activities	$(10,582)	$(134,476)
Net Cash From Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$176,250

Net cash used in operations was $10,582 for the three months ended March 31, 2015 compared to $134,476 for the three months ended March 31, 2014. This increase was primarily attributable to a decrease in stock issued to individuals for services rendered.

Net cash from investing activities was $0 for the three months ended March 31, 2015 and 2014.

Net cash provided by financing activities for the three months ended March 31, 2015 was $0 compared to $176,250 for the three months ended March 31, 2014.

We have substantial capital resource requirements and have incurred significant losses since inception. Our cash and cash equivalents is $11, and we have a working capital deficit of $2,127,893 as of March 31, 2015. Despite capital contributions and both related party and third party loan commitments, we may experience cash flow shortages that can slow our expected growth. We have primarily financed our activities from loans from related and third parties. A significant portion of the funds raised from loans from related and third parties have been and will be used to cover working capital needs such as office expenses, software development expenses and various professional fees.

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

During the first three months ending March 31, 2015 and for the year ending December 31, 2014, the Company received $0 and $996,973 of notes payable, respectively, including convertible notes payable, with maturity terms ranging from one month to two years and interest rates from 8% to 15%. The Notes contain various conversion rates and prepayment penalties. For the three months ending March 31, 2015 and the year ending December 31, 2014, the Company has repaid $0 and $430,778 of principal, respectively, and all of the notes have been retired.

During the period April through July, 2015, the Company entered into fourteen 12% convertible notes payable totaling $74,500. These notes can be converted following a six month holding period into shares of Series B Preferred Stock.

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

Software Development Costs

We expense software development costs to be marketed to external users with a useful life of less than one year, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $893 and $22,038 for the three months ended March 31, 2015 and 2014, respectively.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC Topic 605, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company recognizes revenue from monthly subscriptions fees in the month in which services are used. Because a portion of the fees are earned over a month period, any fees collect in which the services are not provided are recorded as deferred revenue. The Company recognizes revenue from set up fees at the time the initial set up is complete and the fees are earned. The Company recognizes revenue from distributor membership fees monthly over the one year membership period. Any fees collected in which the services are not provided are recorded as deferred revenue.

Recent Accounting Pronouncements

In April 2015, FASB issued Accounting Standards Update ("ASU") No. 2015-03, " Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" , is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15 on "Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" . Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and non-public entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Going Concern

The Company had a net loss of $368,043 attributable to common stockholders for the three months ended March 31, 2015, a Stockholders' deficit of $4,662,275 and a working capital deficit of $2,127,893 as of March 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital through expanding their mobile video platform designed to help social celebrities, businesses and brands and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Disclosure of controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three-months ended March 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period April through July, 2015, the Company entered into fourteen 12% convertible notes payable totaling $74,500. These notes can be converted following a six month holding period into shares of Series B Preferred Stock.

In the first quarter of 2015, the Company issued 144,416,526 shares of common stock pursuant to the conversion of $110,308 Convertible Notes and interest.

On February 10, 2015, the Company issued one share of Series A Preferred Stock to each member of its board of directors, or three (3) shares in total, as incentive to continue to assist and provide services to the Company.

On February 26, 2015, the Company issued 1,500,000 shares of Common Stock to an employee.

On May 19, 2015, we entered into a convertible note financing transaction for the principal amount of $3,350. This note matures on demand. It bears interest at 10% per annum. The note is convertible into common stock at the lender's option with a conversion rate equal to $0.00005 per share which would result in an additional issuance of 67,000,000 shares of common stock.

The Shares were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the " Act "). These transactions qualified for exemption from registration because among other things, the transactions did not involve a public offering, each investor was an accredited investor and/or qualified institutional buyer, each investor had access to information about the Company and their investment, each investor took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

Item 3. Defaults Upon Senior Securities.

Notes totaling $238,973 were in default as of March 31, 2015.

Notes totaling $95,000 were in default as of May 31, 2015.

Convertible Notes of $23,403 due January 17, 2015, $8,845 due April 21, 2015, $50,000 due February 25, 2015, and $53,000 due June 10, 2015 are in default.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3.1	Amendment to Articles of Incorporation , dated May 11, 2015

4.1	Certificate of Designation of Series A Preferred Stock, dated June 16, 2015 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 13, 2015)

4.2	Certificate of Designation of Series B Preferred Stock, dated May 29, 2015

4.3	Certificate of Designation of Series C Preferred Stock, dated May 18, 2015

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

_________________

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VizConnect, Inc.

Dated: August 4, 2015	By:	/s/ Paul Cooleen
Paul Cooleen
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

