Form 10-Q
period 2015-06-30
VIZCONNECT, INC.
filed 2015-08-19
CIK 1506295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

______________________________________________________________

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

As of August 14, 2015, there were 3,575,515,252 shares of common stock, $0.00001 par value per share, issued and outstanding.

VIZCONNECT, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2015

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIZCONNECT, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2015	2014
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$2,151	$10,602
Prepaid expenses and other current assets	3,818	754
TOTAL CURRENT ASSETS	5,969	11,356

Property, plant and equipment - net	1,507	1,660

TOTAL ASSETS	$7,476	$13,016

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current portion of convertible notes payable, net of discount of $54,043 and $179,498 at June 30, 2015 and
December 31, 2014, respectively	$356,143	$202,252
Accounts payable	353,769	370,211
Accrued expenses	778,420	487,716
Deferred revenues	18,000	18,000
Notes payable - related party	24,848	24,848
Notes payable	366,973	366,973
Derivative liability	815,893	600,271
TOTAL CURRENT LIABILITIES	2,714,046	2,070,271

Convertible notes payable net of discount of $156,917 and $187,064 at June 30, 2015 and
December 31, 2014, respectively	18,873	69,559
TOTAL LIABILITIES	2,732,919	2,139,830

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred Stock Series A: $0.00001 par value, 3 shares authorized, 3 shares issued and outstanding as of
June 30, 2015, and 0 shares issued and outstanding as of December 31, 2014	-	-
Preferred Stock: $0.00001 par value, 29,999,997 shares authorized, 0 shares issued and outstanding as of
June 30, 2015 and December 31, 2014	-	-
Preferred Stock Series B: $0.00001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of
June 30, 2015 and December 31, 2014	-	-
Preferred Stock Series C: $0.00001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of
June 30, 2015 and December 31, 2014	-	-
Common Stock: $0.00001 par value, 5,000,000,000 shares authorized, 3,212,965,252 shares issued and outstanding
as of June 30, 2015, and 67,048,726 shares issued and outstanding as of December 31, 2014	32,132	670
Additional paid in capital	2,388,043	2,087,647
Comprehensive Gain	965	974
Accumulated deficit	(5,224,759)	(4,294,232)
VizConnect, Inc. stockholders' deficit	(2,803,619)	(2,204,941)

Noncontrolling interest	78,176	78,127
Total stockholders' deficit	(2,725,443)	(2,126,814)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,476	$13,016

See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months		For the six months
	ended		ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

REVENUE
Revenue	$-	$76,254	$-	$140,477
Total Revenue		76,254	-	140,477

OPERATING EXPENSES
Programming, Hosting & Technology Expense	-	16,799	893	35,696
Professional Fees	7,890	418,698	18,439	829,193
General and Administrative	132,046	60,068	267,041	937,066
Selling Expense	484	19,917	2,164	48,232
Total Operating Expenses	140,420	515,482	288,537	1,850,187

Loss From Operations	(140,420)	(439,228)	(288,537)	(1,709,710)

Loss on change in fair value of derivative liability	(288,408)	(83,058)	(347,476)	(158,160)
Interest Expense	(133,656)	(354,253)	(294,465)	(517,044)

NET LOSS BEFORE INCOME TAX	(562,484)	(876,539)	(930,478)	(2,384,914)

Provision for income taxes	-	-	-	-

NET LOSS	(562,484)	(876,539)	(930,478)	(2,384,914)

Net Income (Loss) Attributable to Noncontrolling Interest	-	-	49	(5,615)

Net Loss Attributable to Controlling Interest	(562,484)	(876,539)	(930,527)	(2,379,299)

Foreign Currency Translation Adjustment	-	-	9	-

Comprehensive Loss	$(562,484)	$(876,539)	$(930,518)	$(2,379,299)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.04)

Basic and diluted weighted average shares outstanding	1,564,737,230	64,863,964	846,004,788	60,648,622

See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six	For the six
	months ended	months ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(930,478)	$(2,384,914)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	153	123
Amortization of debt discount	213,452	303,746
Loss on change in fair value of derivative liability	347,476	158,160
Stock issued for services	1,846	1,434,625
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(3,064)	9,036
Accounts Payable	(16,442)	133,342
Accrued Expenses	320,765	68,980
Deferred Revenue	-	(42,701)
Net Cash Used In Operating Activities	(66,292)	(319,603)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Overdraft	-	1,104
Proceeds from notes payable - related party	-	5,000
Repayment of notes payable - related party	-	(2,500)
Proceeds from notes payable	57,850	477,209
Repayment of notes payable	-	(195,317)
Net Cash Provided by Financing Activities	57,850	285,496

EFFECT OF EXCHANGE RATE ON CASH	(9)	-

NET DECREASE IN CASH	(8,451)	(34,107)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,602	34,904

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,151	$797

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$-	$107,625
Cash Paid for Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

During the six months ended June 30, 2015, the Company reclassified $189,704 of derivative liability into additional paid in capital upon the repayment of notes.

During the six months ended June 30, 2015, the Company converted $110,308 of convertible notes and interest to common stock.

During the six months ended June 30, 2015, the Company converted $30,000 of accrued officers' salary to 3,000,000,000 shares of Common Stock.

During the six months ended June 30, 2014, the Company converted $4,842 of interest to principal on notes payabe - related party.

During the six months ended June 30, 2014, the Company reclassified $219,112 of derivative liability into additional paid in capital upon the repayment of the note.

See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

(E) Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 "Accounting for Income Taxes ". Under this approach, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

(F) Software Development Costs

We expense software development costs to be marketed to external users with a useful life of less than one year, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $893 and $35,696 for the six months ended June 30, 2015 and 2014, respectively.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, "Revenue Recognition ". In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

(I) Selling Expenses

The Company incurs selling expenses under a "multi-level" compensation plan, which includes commissions for subscription sales made and bonuses for assisting associated distributors in closing initial subscription sales. Commissions are earned from direct sales as well as the sales made through the sales network they have developed. Accrued commissions payable was $21,640 as of June 30, 2015 and December 31, 2014.

(J) Concentrations

As of June 30, 2015 and 2014, respectively, the Company has no customers whose sales account for more than 10% of total sales.

(K) Property and Equipment

Property and equipment is recorded at cost. Additions and betterments are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the asset's estimated useful life, which is 5 years for furniture. Gains and losses on disposal are charged to operations.

(L) Fair Value Measurements

The Company's capital structure includes the use of convertible debt features that are classified as derivative financial instruments. Derivative financial instruments are recognized as either assets or liabilities and are measured at fair value in accordance with FASB ASC 815 "Derivatives and Hedging ". ASC 815 requires that changes in fair value of derivative financial instruments with no hedging designation be recognized as gains (losses) in the earnings statement. Fair value measurement and disclosures are determined in accordance with FASB ASC 820 "Fair Value Measurements and Disclosures ".

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

AS OF JUNE 30, 2015

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

The following is a summary of liabilities measured at fair value on a recurring basis at June 30, 2015:

Description	Total Fair Value	Level 1	Level 2	Level 3
Derivatives:
Conversion Feature Liability	$815,893	-	-	$815,893
Total derivatives	$815,893	-	-	$815,893

The following is a summary of liabilities measured at fair value on a recurring basis at December 31, 2014:

Description	Total Fair Value	Level 1	Level 2	Level 3
Derivatives:
Conversion Feature Liability	$600,271	-	-	$600,271
Total derivatives	$600,271	-	-	$600,271

The changes in derivatives measured at fair value for which, the Company has used Level 3 inputs to determine fair value at June 30, 2015 are as follows:

For the six months ended June 30, 2015
Beginning of the year	$600,271
Additional loans	57,850
Loss on change in fair value	347,476
Settlements	(189,704)
End of the quarter	$815,893

The following is a description of the valuation methodology used for liabilities measured at fair value.

Conversion feature liability - The fair value of the derivative instrument was estimated using the Black Scholes option pricing model. (See Note 6)

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

(M) Re-classifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company's net loss or cash flows.

(N) Loss per Share

The Company computes net loss per share in accordance with FASB ASC 260 "Earnings per Share ". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

The following summarizes potential anti-dilutive shares:

	June 30, 2015	June 30, 2014
(number of shares)
Convertible notes	5,382,160,669	6,302,759
Total	5,382,160,669	6,302,759

(O) Recent Account Pronouncements

In April 2015, FASB issued Accounting Standards Update ("ASU") No. 2015-03, " Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

NOTE 2. GOING CONCERN

The Company had a net loss of $930,527 attributable to common stockholders for the six months ended June 30, 2015, an accumulated deficit of $5,224,759 and a working capital deficit of $2,708,077 as of June 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital through expanding their mobile video platform designed to help social celebrities, businesses and brands and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding through implementing its strategic plans, marketing strategy and sales incentives to expand operations will provide the opportunity for the Company to continue as a going concern.

NOTE 3. NOTES PAYABLE-RELATED PARTY

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. On February 14, 2014, these Notes plus accrued interest were converted into a new Note due on November 14, 2014 with an interest rate of 15% and premium interest of 20% beginning November 14, 2014. During the year ended December 31, 2014, $7,500 was repaid. The Company also converted $4,848 of interest to principal on the Notes. During 2014, the Company entered into two notes payable for a total of $5,000 with no interest, are unsecured, and due on demand. As of June 30, 2015 and December 31, 2014, the total amount outstanding is $24,848. Accrued interest totaled $5,973 and $3,475 as of June 30, 2015 and December 31, 2014, respectively. The maturity date has been extended to August 31, 2015.

NOTE 4. NOTES PAYABLE

During 2011, the Company entered into a note payable for $15,000. The Note has an interest rate of 2% monthly, is unsecured, and due on demand. As of June 30, 2015 and December 31, 2014, the total amount outstanding is $13,000. Accrued interest totaled $12,400 and $10,840 as of June 30, 2015 and December 31, 2014, respectively.

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

On March 26, 2014, the Company entered into a note payable for $100,000. The Note had an interest rate of 10%, increasing to 20% beginning January 1, 2015, with a late payment premium of 22% on the principal and interest. A lump sum of $10,000 is due upon repayment, and is unsecured. In the second quarter of 2014, the Company accreted $10,000 of the original issuance discount. As of June 30, 2015 and December 31, 2014, the total amount outstanding is $67,671. Accrued interest totaled $15,072 and $0 as of June 30, 2015 and December 31, 2014, respectively. The Note was in default as of March 31, 2015.

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

On May 15, 2014, the Company entered into a note payable for $100,000. The Note has an interest rate of 10% with a lump sum of $20,000 due upon repayment, and is unsecured. In the second and third quarters of 2014, the Company accreted $20,000 of the original issuance discount. As of June 30, 2015 and December 31, 2014, the total amount outstanding is $96,302. Accrued interest totaled $4,842 and $0 as of June 30, 2015 and December 31, 2014, respectively. The Note was in default as of March 31, 2015.

On July 17, 2014, the Company entered into a $75,000 Note with an interest rate of 15%. The Note was in default as of June 30, 2015.

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

NOTE 5. CONVERTIBLE NOTES PAYABLE

During 2013, the Company received various unsecured convertible loans totaling $215,250 and converted loans payable in the amount of $310,000 to convertible notes payable of which $186,710 were converted to common stock in 2014. These notes have interest rates of 8% and 12% per year and mature on February 6, 2018 and March 1, 2018. During 2013, the Company repaid one convertible note payable in the amount of $42,500. During the first quarter of 2014, the Company received $133,000 of convertible notes payable, one for $75,000 with a discount of $25,000 for a term of three months, and one for $58,000 with an interest rate of 8% per year for a term of eight months. During the first quarter of 2014, the Company repaid loans of $42,500, $59,000 and $32,750 less $9,208 of discount. During the second quarter of 2014, the Company repaid a loan of $42,500. During the third quarter of 2014, the Company received $355,583 of convertible notes payable, one for $55,833 with an interest rate of 12% for a term of two years, one for $78,750 with an interest rate of 8% for a term of one year, one for $68,000 with an interest rate of 8% for a term of nine months, one for $53,000 with an interest rate of 8% for a term of nine months, and two $50,000 notes with interest rates of 12% for terms of six months. During the third quarter of 2014, the Company repaid loans of $58,000 and $75,000. During the fourth quarter of 2014, the Company received $107,000 of convertible notes payable, one for $25,000 with an interest rate of 8% for a term of one year, one for $57,000 with an interest rate of 10% for a term of one year, and one for $25,000 with an interest rate of 12% for a term of six months. During the first quarter of 2015, the Company issued 144,416,526 shares of common stock pursuant to the conversion of $110,308 of Convertible Notes and interest. During the second quarter of 2015, the Company received $3,350 of a convertible note payable with an interest rate of 10% due on demand and $54,500 of convertible preferred stock notes payable with an interest rate of 12%.

The Company is in default on two convertible notes payable dated July 17, 2014 due January 17, 2015 and dated August 25, 2014 due February 25, 2015 for which the note holder has threatened to commence legal proceedings.

The convertible notes payable can be converted following a holding period provided in the respective promissory notes. The conversion into shares of Common Stock is based upon either i.) the lowest closing price of our stock during certain number of trading days prior to the conversion date, subject to conversion price discounts that vary from 50% to 60% discount, or ii.) conversion price of $0.14 per share. In addition, these notes include price protection terms, which would reset the per-share purchase price if the Company were obligated to convert other liabilities at a lower per share purchase price. The convertible Preferred Stock notes payable can be converted following a holding period into shares of Series B Preferred Stock at $2.50 per share. Each share of Series B Preferred Stock can be converted into shares of Common Stock at par value of $.00001 per share.

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

The following is a summary of the unsecured convertible loans:

Origination Date	Maturity Date	Interest Rate	Principal June 30, 2015	Current Portion	Long-term
February 2013	February 2018	8%	$125,790	$-	$125,790
May 2013	March 2018	12%	20,000	-	20,000
June 2013	March 2018	12%	30,000	-	30,000
July 2014	June 2016	12%	32,363	32,363	-
July 2014	July 2015	8%	77,725	77,725	-
July 2014	January 2015	12%	23,403	23,403	-
July 2014	April 2015	8%	8,845	8,845
August 2014	February 2015	12%	50,000	50,000
September 2014	June 2015	8%	53,000	53,000
October 2014	September 2015	8%	25,000	25,000
November 2014	November 2015	10%	57,000	57,000
December 2014	June 2016	12%	25,000	25,000
April 2015	October 2015	12%	15,000	15,000
May 2015	On demand	10%	3,350	3,350
May 2015	November 2015	12%	37,000	37,000
June 2015	December 2015	12%	2,500	2,500
Discount notes payable			(210,960)	(54,043)	(156,917)

Total			$375,016	$356,143	$18,873

In Summary, during the first six months ended June 30, 2015 and for the year ended December 31, 2014, the Company received $57,850 and $996,973 of notes payable, respectively, including convertible notes payable, with maturity terms ranging from one month to two years and interest rates from 8% to 15%. The Notes contain various conversion rates and prepayment penalties. For the six months ended June 30, 2015 and the year ended December 31, 2014, the Company has repaid $0 and $430,778 of principal, respectively, and all of the notes have been retired.

Interest and amortization of debt discount recognized for the six month periods ended June 30, 2015 and June 30, 2014 were $294,465 and $517,044 respectively.

NOTE 6. DERIVATIVES

The company has a balance of convertible notes totaling $585,976 with certain investors. The notes can be converted following a holding period provided in the promissory note agreement, and at a set price per share, subject to certain re-set provision. This includes price protection terms, which would reset the per-share purchase price if the Company were obligated to convert other convertible liabilities at a lower per share purchase price.

The derivative liability is recorded at fair value on the Company's financial statements, and any changes in their fair value are included in the consolidated statement of operations as a non-cash item.

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

The derivative liability is revalued and reported at fair value of $815,893 and $600,271 as of June 30, 2015 and December 31, 2014 respectively.

The fair value of the convertible notes was estimated using the Black Scholes option pricing model with the following assumptions for the six months ended June 30, 2015.

Risk free interest rate	0% and .83% based on expected life

Dividend yield	0%

Expected volatility	397%

Expected life (range in years)	.01 to 2.67

NOTE 7. STOCKHOLDERS' EQUITY

In the first quarter of 2015, the Company issued 144,416,526 shares of common stock pursuant to the conversion of $110,308 Convertible Notes and interest.

Additional paid in capital was increased by $189,704 for the three months ended March 31, 2015 and $268,717 for the year ended December 31, 2014 for the fair value of Derivative Liability associated with the conversions and repayments of Convertible Notes.

The Company is required to reserve 2,933,008,237 shares of common stock under the convertible note agreements.

On February 10, 2015, the board of directors of the Company authorized a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, designating three (3) shares of a new series of preferred stock, par value $0.001 per share, as "Series A Preferred Stock" all of which were issued to our three officers, valued at $0. The Certificate of Designation was filed as an amendment to the Company's Articles of Incorporation with the State of Nevada on February 10, 2015. Holder(s) of outstanding shares of Series A Preferred Stock shall be entitled to the number of votes equal to the total number of Company's common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. The Certificate was approved by our board and did not require shareholder vote. The Series A Preferred Stock did not have a dividend rate or liquidation preference, and were not convertible into shares of common stock. On the same date, the Company issued one share of Series A Preferred Stock to each of the Company's three Directors.

On February 26, 2015, the Company issued 1,500,000 shares of Common Stock to an employee with a fair value of $1,800.

On May 20, 2015, the Company issued 3,000,000,000 shares of Common Stock to its board of directors converting $30,000 of Accrued Payroll.

On May 14, 2014, the Company entered into a one year consulting agreement for 500,000 shares of common stock of which 125,000 vest per quarter. The Company expensed the fair value of $46 related to the portion earned through June 20, 2015.

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

NOTE 8. RELATED PARTY TRANSACTIONS

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. On February 14, 2014, these Notes plus accrued interest were converted into a new Note due on November 14, 2014 with an interest rate of 15% and premium interest of 20% beginning November 14, 2014. During the year ended December 31, 2014, $7,500 was repaid. The Company also converted $4,848 of interest to principal on the Notes. During 2014, the Company entered into two notes payable for a total of $5,000 with no interest, are unsecured, and due on demand. As of June 30, 2015 and December 31, 2014, the total amount outstanding is $24,848. Accrued interest totaled $5,973 and $3,475 as of June 30, 2015 and December 31, 2014, respectively. The maturity date has been extended to August 31, 2015.

The Company incurred software development expenses during 2013 and 2012 from a company owned by an officer. As of June 30, 2015 and December 31, 2014, the total amount owed to the related vendor is $42,500 and is recorded in accounts payable.

As of June 30, 2015 and December 31, 2014, commissions were owed to a company owned by the spouses of the officers. The commissions owed to this related party were $4,184 as of June 30, 2015 and December 31, 2014. The total commissions earned during 2014 were $2,821.

On February 10, 2015, the Company issued one share of Series A Preferred Stock to each member of its board of directors as incentive to continue to assist and provide services to the Company. Holders of the outstanding shares of Series A Preferred Stock shall be entitled to the number of votes equal to the total number of Company's common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company.

On May 20, 2015, the Company issued 3,000,000,000 shares of Common Stock to its board of directors converting $30,000 of Accrued Payroll.

VIZCONNECT, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

NOTE 9. SUBSEQUENT EVENTS

On July 7, 2015, the Company entered into a $3,500 Convertible Note with an interest rate of 10%, and is due on demand.

On July 16, 2015, the Company entered into a $20,000 Convertible Note with an interest rate of 12%. This note can be converted following a six month holding period into shares of Series B Preferred Stock.

On August 5, 2015, the Company entered into a $2,500 Convertible Note with an interest rate of 12%. This note can be converted following a six month holding period into shares of Series B Preferred Stock.

On August 14, 2015, the Company entered into a $10,000 Convertible Note with an interest rate of 12%. This note can be converted following a six month holding period into shares of Series B Preferred Stock.

On August 5, 2015, the Company issued 192,750,000 shares of common stock pursuant to the conversion of $11,565 Convertible Notes and interest.

On August 6, 2015, the Company issued 169,800,000 shares of common stock pursuant to the conversion of $8,490 Convertible Notes.

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

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Revenue:

Revenue for the three-month period ending June 30, 2015 was $0, compared with $76,254 for the three-month period ending June 30, 2014, reflecting a decrease of 100%. The decrease in revenues was attributable to the reduction in revenue from subscription and distributor membership fees with the unwinding of the network marketing model.

Operating Expenses:

Operating expenses for the three-month period ending June 30, 2015 were $140,420 compared with $515,482 for the three-month period ending June 30, 2014, reflecting a decrease of 73%. The decrease in operating expenses was primarily attributable to a decrease in professional fees due to our need in 2014 for experts specializing in advertising, promotion, and creating brand awareness not utilized in the second quarter 2015. Additionally, the Company did not incur sales commissions and software service fees in the second quarter 2015 corresponding to the reduction in the network marketing revenues.

Loss from Operations:

We incurred losses from operations totaling $140,420 for the three-month period ending June 30, 2015, compared to losses from operations totaling $439,228 for the three-month period ending June 30, 2014, reflecting a decrease of 68%. The decrease in losses from operations was primarily attributable to a decrease in professional fees due to our need in 2014 for experts specializing in advertising, promotion, and creating brand awareness not utilized in the second quarter 2015. Additionally, the Company did not incur sales commissions and software service fees in the second quarter 2015 corresponding to the reduction in the network marketing revenues.

Other Expense:

The Company had other expenses for the three-month period ending June 30, 2015 in the amount of $422,064 compared to other expenses of $437,311 for the three-month period ending June 30, 2014. This is comprised of a loss on the change in the market value of a derivative liability of $288,408 for the three-month period ending June 30, 2015, compared with a loss of $83,058 for the three-month period ending June 30, 2014, reflecting an increase of 247% and interest expense of $133,656, compared with $354,253 for the three-month period ending June 30, 2014, reflecting a decrease of 62%. The company has derivative losses in the three-month periods ending June 30, 2015 and June 30, 2014 associated with the fair market value on the company's financial derivatives.

Net loss:

We incurred a net loss of $562,484 attributable to common stockholders for the three-month period ending June 30, 2015, compared to a net loss of $876,539, for the three-month period ending June 30, 2014. The decrease in loss was primarily attributable to a decrease in professional fees due to our need in 2014 for experts specializing in advertising, promotion, and creating brand awareness not utilized in the second quarter 2015 and the decrease in general and administrative expenses primarily attributable to the issuance of common stock to the board of directors for services in 2014. Additionally, the Company did not incur sales commissions and software service fees in the second quarter 2015 corresponding to the reduction in the network marketing revenues.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Revenue:

Revenue for the six-month period ending June 30, 2015 was $0, compared with $140,477 for the six-month period ending June 30, 2014, reflecting a decrease of 100%. The decrease in revenues was attributable to the reduction in revenue from subscription and distributor membership fees with the unwinding of the network marketing model.

Operating Expenses:

Operating expenses for the six-month period ending June 30, 2015 were $288,537 compared with $1,850,187 for the six-month period ending June 30, 2014, reflecting a decrease of 84%. The decrease in operating expenses was primarily attributable to a decrease in professional fees due to our need in 2014 for experts specializing in advertising, promotion, and creating brand awareness not utilized in the second quarter 2015 and the decrease in general and administrative expenses primarily attributable to the issuance of common stock to the board of directors for services in 2014. Additionally, the Company did not incur sales commissions and software service fees in the second quarter 2015 corresponding to the reduction in the network marketing revenues.

Loss from Operations:

We incurred losses from operations totaling $288,537 for the six-month period ending June 30, 2015, compared to losses from operations totaling $1,709,710 for the six-month period ending June 30, 2014, reflecting a decrease of 83%. The decrease in losses from operations was primarily attributable to a decrease in professional fees due to our need in 2014 for experts specializing in advertising, promotion, and creating brand awareness not utilized in the second quarter 2015 and the decrease in general and administrative expenses primarily attributable to the issuance of common stock to the board of directors for services in 2014. Additionally, the Company did not incur sales commissions and software service fees in the second quarter 2015 corresponding to the reduction in the network marketing revenues.

Other Expense:

The Company had other expenses for the six-month period ending June 30, 2015 in the amount of $641,941 compared to other expenses of $675,204 for the six-month period ending June 30, 2014. This is comprised of a loss on the change in the market value of a derivative liability of $347,476 for the six-month period ending June 30, 2015, compared with a loss of $158,160 for the six-month period ending June 30, 2014, reflecting an increase of 120% and interest expense of $294,465, compared with $517,044 for the six-month period ending June 30, 2014, reflecting a decrease of 43%. The company has derivative losses in the three-month periods ending June 30, 2015 and June 30, 2014 associated with the fair market value on the company's financial derivatives.

Net loss:

We incurred a net loss of $930,527 attributable to common stockholders for the six-month period ending June 30, 2015, compared to a net loss of $2,379,299, for the six-month period ending June 30, 2014. The decrease in loss was primarily attributable to a decrease in professional fees due to our need in 2014 for experts specializing in advertising, promotion, and creating brand awareness not utilized in the second quarter 2015 and the decrease in general and administrative expenses primarily attributable to the issuance of common stock to the board of directors for services in 2014. Additionally, the Company did not incur sales commissions and software service fees in the second quarter 2015 corresponding to the reduction in the network marketing revenues.

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

Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2015	2014
Net Cash Used in Operating Activities	$(66,292)	$(319,603)
Net Cash From Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$57,850	$285,496

Net cash used in operations was $66,292 for the six months ended June 30, 2015 compared to $319,603 for the six months ended June 30, 2014. This decrease was primarily attributable to an increase in Accrued Expenses.

Net cash from investing activities was $0 for the six months ended June 30, 2015 and 2014.

Net cash provided by financing activities for the six months ended June 30, 2015 was $57,850 compared to $285,496 for the six months ended June 30, 2014.

We have substantial capital resource requirements and have incurred significant losses since inception. Our cash and cash equivalents is $2,151, and we have a working capital deficit of $2,708,077 as of June 30, 2015. Despite capital contributions and both related party and third party loan commitments, we may experience cash flow shortages that can slow our expected growth. We have primarily financed our activities from loans from related and third parties. A significant portion of the funds raised from loans from related and third parties have been and will be used to cover working capital needs such as office expenses, software development expenses and various professional fees.

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

During the first six months ending June 30, 2015 and for the year ending December 31, 2014, the Company received $57,850 and $996,973 of notes payable, respectively, including convertible notes payable, with maturity terms ranging from one month to two years and interest rates from 8% to 15%. The Notes contain various conversion rates and prepayment penalties. For the six months ending June 30, 2015 and the year ending December 31, 2014, the Company has repaid $0 and $430,778 of principal, respectively.

During the period July through August, 2015, the Company entered into three 12% convertible notes payable totaling $32,500 that can be converted following a six month holding period into shares of Series B Preferred Stock and a 10% convertible note payable for $3,500 due on demand.

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

Software Development Costs

We expense software development costs to be marketed to external users with a useful life of less than one year, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $893 and $35,696 for the six months ended June 30, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

In April 2015, FASB issued Accounting Standards Update ("ASU") No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15 on "Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and non-public entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Going Concern

The Company had a net loss of $930,527 attributable to common stockholders for the six months ended June 30, 2015, an accumulated deficit of $5,224,759 and a working capital deficit of $2,708,077 as of June 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital through expanding their mobile video platform designed to help social celebrities, businesses and brands and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2015 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three-months ended June 30, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period April through August, 2015, the Company entered into sixteen 12% convertible notes payable totaling $87,000. These notes can be converted following a six month holding period into shares of Series B Preferred Stock.

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

On July 7, 2015, we entered into a convertible note financing transaction for the principal amount of $3,500. This note matures on demand. It bears interest at 10% per annum. The note is convertible into common stock at the lender's option with a conversion rate equal to $0.00001 per share which would result in an additional issuance of 350,000,000 shares of common stock.

On August 5, 2015, the Company issued 192,750,000 shares of common stock pursuant to the conversion of $11,565 Convertible Notes and interest.

On August 6, 2015, the Company issued 169,800,000 shares of common stock pursuant to the conversion of $8,490 Convertible Notes.

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

Item 3. Defaults Upon Senior Securities.

As of March 31, 2015, Notes totaling $238,973 were in default, and as of May 31, 2015, an additional $95,000 was in default. The Company defaulted on Convertible Notes of $23,403 due January 17, 2015, $8,845 due April 21, 2015, $50,000 due February 25, 2015, and $53,000 due June 10, 2015. Although the Company is in default on repayment terms, notice has been received from one noteholder threatening to commence legal proceedings.

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

VizConnect, Inc.

Dated: August 19, 2015	By:	/s/ Paul Cooleen
Paul Cooleen
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

