Form 10-Q
period 2015-09-30
VIZCONNECT, INC.
filed 2016-03-28
CIK 1506295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 28, 2016, there were 741,424,809 shares of common stock, $0.00001 par value per share, issued and outstanding.

VIZCONNECT, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2015

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIZCONNECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2015	2014
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$343	$10,602
Prepaid expenses and other current assets	7,836	754
TOTAL CURRENT ASSETS	8,179	11,356

Property, plant and equipment - net	1,430	1,660

TOTAL ASSETS	$9,609	$13,016

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current portion of convertible notes payable, net of discount of $50,862 and $179,498 at September 30, 2015 and December 31, 2014, respectively	$360,489	$202,252
Accounts payable	377,580	370,211
Accrued expenses	915,904	487,716
Deferred revenues	18,000	18,000
Notes payable- related party	24,848	24,848
Notes payable	366,973	366,973
Derivative liability	223,946,744	600,271
TOTAL CURRENT LIABILITIES	226,010,538	2,070,271

Convertible notes payable net of discount of $92,230 and $187,064 at September 30, 2015 and December 31, 2014, respectively	83,560	69,559
TOTAL LIABILITIES	226,094,098	2,139,830

COMMITMENTS AND CONTINGENCIES (see Note 9)	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock Series A: $0.00001 par value, 3 shares authorized, 3 shares issued and outstanding as of
September 30, 2015, and 0 shares issued and outstanding as of December 31, 2014	-	-
Preferred Stock: $0.00001 par value, 29,999,997 shares authorized, 0 shares issued and outstanding as of
September 30, 2015 and December 31, 2014	-	-
Preferred Stock Series B: $0.00001 par value, 10,000,000 shares authorized, 14,000 shares issued and outstanding as of
September 30, 2015 and 0 shares issued and outstanding as of December 31, 2014	1	-
Preferred Stock Series C: $0.00001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of
September 30, 2015 and December 31, 2014	-	-
Common Stock: $0.00001 par value, 5,000,000,000 shares authorized, 1,439,747 shares issued and outstanding
as of September 30, 2015, and 36,260 shares issued and outstanding as of December 31, 2014	14	1
Additional paid in capital	2,529,133	2,088,316
Comprehensive Gain	965	974
Accumulated deficit	(228,692,778)	(4,294,232)
VizConnect, Inc. stockholders' deficit	(226,162,665)	(2,204,941)

Noncontrolling interest	78,176	78,127
Total stockholders' deficit	(226,084,489)	(2,126,814)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,609	$13,016

See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months		For the nine months
	ended		ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

REVENUE
Revenue	$-	$32,623	$-	$173,100
Total Revenue		32,623	-	173,100

OPERATING EXPENSES
Programming, Hosting & Technology Expense	-	12,684	893	48,380
Professional Fees	38,591	62,979	57,030	892,172
General and Administrative	135,892	85,141	402,933	1,022,207
Selling Expense	240	(20,289)	2,404	27,943
Total Operating Expenses	174,723	140,515	463,260	1,990,702

Loss From Operations	(174,723)	(107,892)	(463,260)	(1,817,602)

Loss on change in fair value of derivative liability	(223,166,269)	(76,114)	(223,513,745)	(234,274)
Interest Expense	(127,027)	(213,614)	(421,492)	(730,658)

NET LOSS BEFORE INCOME TAX	(223,468,019)	(397,620)	(224,398,497)	(2,782,534)

Provision for income taxes	-	-	-	-

NET LOSS	(223,468,019)	(397,620)	(224,398,497)	(2,782,534)

Net Income (Loss) Attributable to Noncontrolling Interest	-	(220)	49	(5,835)

Net Loss Attributable to Controlling Interest	(223,468,019)	(397,400)	(224,398,546)	(2,776,699)

Foreign Currency Translation Adjustment	-	-	9	-

Comprehensive Loss	$(223,468,019)	$(397,400)	$(224,398,537)	$(2,776,699)

Basic and diluted loss per common share	$(161.67)	$(14.89)	$(322.21)	$(110.74)

Basic and diluted weighted average shares outstanding	1,382,262	26,681	696,438	25,075

See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(UNAUDITED)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain	Deficit	Interest	Deficit

Ending balance, December 31, 2014	-	$-	-	$-	36,260	$1	$2,088,316	$974	$(4,294,232)	$78,127	$(2,126,814)

Net Income (Loss)	-	-	-	-	-	-	-	-	(224,398,546)	49	(224,398,497)

Comprehensive Loss	-	-	-	-	-	-	-	(9)	-	-	(9)

Net Comprehensive Loss	-	-	-	-	-	-	-	-	-	-	(224,398,506)

Reclassification of derivative liability	-	-	-	-	-	-	243,622	-	-	-	243,622

Fair value of Preferred Stock Series A issued to Board of Directors	3	-	-	-	-	-	-	-	-	-	-

Fair value of Common Stock issued to Board of Directors	-	-	-	-	1,200,000	12	29,988	-	-	-	30,000

Fair value of Common Stock issued to consultants	-	-	-	-	100	-	47	-	-	-	47

Fair value of Common Stock issued to employee	-	-	-	-	600	-	1,799	-	-	-	1,799

Notes Payable converted to Common Stock	-	-	-	-	202,787	1	130,362	-	-	-	130,363

Sales of Preferred Stock Series B	-	-	14,000	1	-	-	34,999	-	-	-	35,000

Ending balance, September 30, 2015	3	$-	14,000	$1	1,439,747	$14	$2,529,133	$965	$(228,692,778)	$78,176	$(226,084,489)

See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine	For the nine
	months ended	months ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(224,398,497)	$(2,782,534)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	230	200
Accretion of Prepaid Interest	-	13,790
Amortization of debt discount	299,820	381,873
Loss on change in fair value of derivative liability	223,513,745	234,274
Stock issued for services	1,846	1,437,126
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(7,082)	10,731
Accounts Payable	7,369	114,128
Accrued Expenses	475,969	79,301
Deferred Revenue	-	(49,747)
Net Cash Used In Operating Activities	(106,600)	(560,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed Asset purchases	-	(14,325)
Net Cash Used in Investing Activities	-	(14,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable - related party	-	5,000
Repayment of Notes Payable - related party	-	(7,500)
Proceeds from Notes Payable	61,350	915,705
Repayment of Notes Payable	-	(372,185)
Proceeds from sale of Preferred Stock	35,000	-
Net Cash Provided by Financing Activities	96,350	541,020

EFFECT OF EXCHANGE RATE ON CASH	(9)	-

NET DECREASE IN CASH	(10,259)	(34,163)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,602	34,904

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$343	$741

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$-	$186,918
Cash Paid for Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

During the nine months ended September 30, 2015, the Company reclassified $243,622 of derivative liability into additional paid in capital upon the repayment of notes.

During the nine months ended September 30, 2015, the Company converted $130,363 of convertible notes and interest to common stock.

During the nine months ended September 30, 2015, the Company converted $30,000 of accrued officers' salary to 3,000,000,000 shares of Common Stock.

During the nine months ended September 30, 2015, the Company converted $15,000 of accrued payroll to a convertible note.

During the nine months ended September 30, 2014, the Company converted $4,842 of interest to principal on notes payable - related party.

During the nine months ended September 30, 2014, the Company reclassified $263,276 of derivative liability into additional paid in capital upon the repayment of notes.

During the nine months ended September 30, 2014, the Company converted $142,908 of convertible notes to common stock.

See accompanying notes to the unaudited condensed consolidated financial statements

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

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

VizConnect, Inc. (the "Company") was setup as a corporation under the laws of the State of Nevada on October 15, 2010. The Company, through its wholly-owned subsidiary, VizConnect LLC, a Massachusetts limited liability company is a holding company which helps companies around the world by providing first class business development consulting. Our growing portfolio encompasses a robust and innovative array of services which include real estate acquisition, equity building, debt removal, revenue generation, and asset acquirement through the issuance of Preferred Stock. Our talented and experienced team is driven to help customers increase value; maximize existing capabilities; improve shareholder performance and profitability; increase cost efficiency; and simplify business strategy. The Company's year-end is December 31.

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

On May 20, 2015, the Company issued 1,200,000 shares of Common Stock to its board of directors converting $30,000 of Accrued Payroll.

On September 24, 2015, the Company initiated a 1-for-2500 Reverse Stock split; every 2500 shares of issued and outstanding common stock were converted into one share of issued and outstanding common stock. If that number falls below 100, the share amount will be rounded up to 100. All share and per share amounts have been retroactively adjusted in the accompanying financial statements.

On October 1, 2015, the Company issued 600,000,000 shares of Common Stock to its board of directors converting $6,000 of Accrued Payroll.

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

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

(F) Software Development Costs

We expense software development costs to be marketed to external users with a useful life of less than one year, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $893 and $48,380 for the nine months ended September 30, 2015 and 2014, respectively.

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

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

(I) Selling Expenses

The Company incurs selling expenses under a "multi-level" compensation plan, which includes commissions for subscription sales made and bonuses for assisting associated distributors in closing initial subscription sales. Commissions are earned from direct sales as well as the sales made through the sales network they have developed. Accrued commissions payable was $21,640 as of September 30, 2015 and December 31, 2014.

(J) Concentrations

As of September 30, 2015 and 2014, respectively, the Company has no customers whose sales account for more than 10% of total sales.

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

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

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

The following is a summary of liabilities measured at fair value on a recurring basis at September 30, 2015:

Description	Total Fair Value	Level 1	Level 2	Level 3
Derivatives:
Conversion Feature Liability	$223,946,744	-	-	$223,946,744
Total derivatives	$223,946,744	-	-	$223,946,744

The following is a summary of liabilities measured at fair value on a recurring basis at December 31, 2014:

Description	Total Fair Value	Level 1	Level 2	Level 3
Derivatives:
Conversion Feature Liability	$600,271	-	-	$600,271
Total derivatives	$600,271	-	-	$600,271

The changes in derivatives measured at fair value for which, the Company has used Level 3 inputs to determine fair value at September 30, 2015 are as follows:

For the nine months ended September 30, 2015
Beginning of the year	$600,271
Additional loans	76,350
Loss on change in fair value	223,513,745
Settlements	(243,622)
End of the quarter	$223,946,744

The following is a description of the valuation methodology used for liabilities measured at fair value.

Conversion feature liability - The fair value of the derivative instrument was estimated using the Black Scholes option pricing model. (See Note 6)

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

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

The following summarizes potential anti-dilutive shares:

	September 30, 2015	September 30, 2014
(number of shares)
Convertible notes	2,499,889,723	33,533,720
Total	2,499,889,723	33,533,720

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

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 2. GOING CONCERN

The Company had a net loss of $224,398,546 attributable to common stockholders for the nine months ended September 30, 2015, an accumulated deficit of $228,692,778 and a working capital deficit of $226,002,359 as of September 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital through the implementation of its business plan which encompasses a robust and innovative array of services which include real estate acquisition, equity building, debt removal, revenue generation, and asset acquirement through the issuance of Preferred Stock. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding through implementing its strategic plans, marketing strategy and sales incentives to expand operations will provide the opportunity for the Company to continue as a going concern.

NOTE 3. NOTES PAYABLE-RELATED PARTY

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. On February 14, 2014, these Notes plus accrued interest were converted into a new Note due on November 14, 2014 with an interest rate of 15% and premium interest of 20% beginning November 14, 2014. During the year ended December 31, 2014, $7,500 was repaid. The Company also converted $4,848 of interest to principal on the Notes. During 2014, the Company entered into two notes payable for a total of $5,000 with no interest, are unsecured, and due on demand. As of September 30, 2015 and December 31, 2014, the total amount outstanding is $24,848. Accrued interest totaled $7,243 and $3,475 as of September 30, 2015 and December 31, 2014, respectively. The maturity date has been extended to August 31, 2015 and is in default. On September 1, 2015, the Company entered into a convertible note financing transaction with an employee converting $15,000 of Accrued Payroll. This note matures on demand. It bears interest at 10% per annum. The note is convertible into Common Stock at the lender's option with a conversion rate equal to $0.00001 per share, unless otherwise modified by mutual agreement between the Parties.

NOTE 4. NOTES PAYABLE

During 2011, the Company entered into a note payable for $15,000. The Note has an interest rate of 2% monthly, is unsecured, and due on demand. As of September 30, 2015 and December 31, 2014, the total amount outstanding is $13,000. Accrued interest totaled $13,180 and $10,840 as of September 30, 2015 and December 31, 2014, respectively.

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

On March 26, 2014, the Company entered into a note payable for $100,000. The Note had an interest rate of 10%, increasing to 20% beginning January 1, 2015, with a late payment premium of 22% on the principal and interest. A lump sum of $10,000 is due upon repayment, and is unsecured. In the second quarter of 2014, the Company accreted $10,000 of the original issuance discount. As of September 30, 2015 and December 31, 2014, the total amount outstanding is $67,671. Accrued interest totaled $23,377 and $0 as of September 30, 2015 and December 31, 2014, respectively. The Note was in default as of March 31, 2015 for which the note holder has commenced legal proceedings for $675,000 plus interest and attorneys' fees.

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

On May 15, 2014, the Company entered into a note payable for $100,000. The Note has an interest rate of 10% with a lump sum of $20,000 due upon repayment, and is unsecured. In the second and third quarters of 2014, the Company accreted $20,000 of the original issuance discount. As of September 30, 2015 and December 31, 2014, the total amount outstanding is $96,302. Accrued interest totaled $7,303 and $0 as of September 30, 2015 and December 31, 2014, respectively. The Note was in default as of March 31, 2015 for which the note holder has commenced legal proceedings.

On July 17, 2014, the Company entered into a $75,000 Note with an interest rate of 15%. The Note was in default as of June 30, 2015.

On October 21, 2014, the Company entered into two notes payable for a total of $20,000. The Notes have lump sum interest payments due totaling $6,667, and are unsecured. The maturity dates have been extended to August 31, 2015 and are in default.

On December 4, 2014, the Company entered into a note payable for $5,000. The Note has a lump sum interest payment due of $2,000, is unsecured, the maturity date has been extended to May 31, 2015 and is in default.

NOTE 5. CONVERTIBLE NOTES PAYABLE

During 2013, the Company received various unsecured convertible loans totaling $215,250 and converted loans payable in the amount of $310,000 to convertible notes payable of which $186,710 were converted to common stock in 2014. These notes have interest rates of 8% and 12% per year and mature on February 6, 2018 and March 1, 2018. During 2013, the Company repaid one convertible note payable in the amount of $42,500. During the first quarter of 2014, the Company received $133,000 of convertible notes payable, one for $75,000 with a discount of $25,000 for a term of three months, and one for $58,000 with an interest rate of 8% per year for a term of eight months. During the first quarter of 2014, the Company repaid loans of $42,500, $59,000 and $32,750 less $9,208 of discount. During the second quarter of 2014, the Company repaid a loan of $42,500. During the third quarter of 2014, the Company received $355,583 of convertible notes payable, one for $55,833 with an interest rate of 12% for a term of two years, one for $78,750 with an interest rate of 8% for a term of one year, one for $68,000 with an interest rate of 8% for a term of nine months, one for $53,000 with an interest rate of 8% for a term of nine months, and two $50,000 notes with interest rates of 12% for terms of six months. During the third quarter of 2014, the Company repaid loans of $58,000 and $75,000. During the fourth quarter of 2014, the Company received $107,000 of convertible notes payable, one for $25,000 with an interest rate of 8% for a term of one year, one for $57,000 with an interest rate of 10% for a term of one year, and one for $25,000 with an interest rate of 12% for a term of six months. During the first quarter of 2015, the Company issued 57,767 shares of common stock pursuant to the conversion of $110,308 of Convertible Notes and interest. During the second quarter of 2015, the Company received $3,350 of a convertible note payable with an interest rate of 10% due on demand and $54,500 of convertible preferred stock notes payable with an interest rate of 12%. During the third quarter of 2015, the Company received $18,500 of convertible notes payable with interest rates of 10% and due on demand. During the third quarter of 2015, the Company issued 145,020 shares of common stock pursuant to the conversion of $ 20,055 of Convertible Notes and interest.

The Company is in default on two convertible notes payable dated July 17, 2014 due January 17, 2015 and dated August 25, 2014 due February 25, 2015 for which the note holder has commenced legal proceedings for $100,000 plus accrued interest and attorneys' fees.

The convertible notes payable can be converted following a holding period provided in the respective promissory notes. The conversion into shares of Common Stock is based upon either i.) the lowest closing price of our stock during certain number of trading days prior to the conversion date, subject to conversion price discounts that vary from 50% to 60% discount, or ii.) conversion prices ranging from $.00001 to $0.14 per share. In addition, these notes include price protection terms, which would reset the per-share purchase price if the Company were obligated to convert other liabilities at a lower per share purchase price. The convertible Preferred Stock notes payable can be converted following a holding period into shares of Series B Preferred Stock at $2.50 per share. Each share of Series B Preferred Stock can be converted into shares of Common Stock at par value of $.00001 per share.

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

The following is a summary of the unsecured convertible loans:

Origination Date	Maturity Date	Interest Rate	Principal September 30, 2015	Current Portion	Long-term
February 2013	February 2018	8%	$125,790	$-	$125,790
May 2013	March 2018	12%	20,000	-	20,000
June 2013	March 2018	12%	30,000	-	30,000
July 2014	June 2016	12%	23,873	23,873	-
July 2014	July 2015	8%	77,725	77,725	-
July 2014	January 2015	12%	23,403	23,403	-
August 2014	February 2015	12%	50,000	50,000	-
September 2014	June 2015	8%	53,000	53,000	-
October 2014	September 2015	8%	25,000	25,000	-
November 2014	November 2015	10%	57,000	57,000	-
December 2014	June 2016	12%	25,000	25,000	-
April 2015	October 2015	12%	15,000	15,000	-
May 2015	On demand	10%	3,350	3,350	-
May 2015	November 2015	12%	37,000	37,000	-
June 2015	December 2015	12%	2,500	2,500	-
July 2015	On demand	10%	3,500	3,500	-
September 2015	On demand	10%	15,000	15,000	-
Discount notes payable			(143,092)	(50,862)	(92,230)

Total			$444,049	$360,489	$83,560

In Summary, during the first nine months ended September 30, 2015 and for the year ended December 31, 2014, the Company received $61,350 and $996,973 of notes payable, respectively, including convertible notes payable; the notes received during the first nine months ended September 30, 2015 have maturity terms ranging from on demand to six months and interest rates from 10% to 12%. The Notes contain various conversion rates and prepayment penalties. For the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company has repaid $0 and $430,778 of principal, respectively, and all of the notes have been retired.

Interest and amortization of debt discount recognized for the nine month periods ended September 30, 2015 and September 30, 2014 were $421,492 and $730,658 respectively.

NOTE 6. DERIVATIVES

The company has a balance of convertible notes totaling $587,141 with certain investors. The notes can be converted following a holding period provided in the promissory note agreement, and at a set price per share, subject to certain re-set provision. This includes price protection terms, which would reset the per-share purchase price if the Company were obligated to convert other convertible liabilities at a lower per share purchase price.

The derivative liability is recorded at fair value on the Company's financial statements, and any changes in their fair value are included in the consolidated statement of operations as a non-cash item.

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015
(UNAUDITED)

The derivative liability is revalued and reported at fair value of $223,946,744 and $600,271 as of September 30, 2015 and December 31, 2014 respectively.

The fair value of the convertible notes was estimated using the Black Scholes option pricing model with the following assumptions for the nine months ended September 30, 2015.

Risk free interest rate	.01% and .78% based on expected life

Dividend yield	0%

Expected volatility	441%

Expected life (range in years)	.01 to 2.42

NOTE 7. STOCKHOLDERS' EQUITY

In the first quarter of 2015, the Company issued 57,767 shares of common stock pursuant to the conversion of $110,308 Convertible Notes and interest.

The Company is required to reserve 24,281 shares of common stock under the convertible note agreements.

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

On February 26, 2015, the Company issued 600 shares of Common Stock to an employee with a fair value of $1,799.

On May 20, 2015, the Company issued 1,200,000 shares of Common Stock to its board of directors converting $30,000 of Accrued Payroll.

On May 14, 2014, the Company entered into a one year consulting agreement for 200 shares of common stock of which 50 vest per quarter. The Company expensed the fair value of $47 and $10,715 related to the portions earned through September 30, 2015 and December 31, 2014, respectively.

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

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

In the third quarter of 2015, the Company issued 14,000 shares of preferred stock Series B purchased at $2.50 per share totaling $35,000.

In the third quarter of 2015, the Company issued 145,020 shares of common stock pursuant to the conversion of $20,055 Convertible Notes and interest.

Additional paid in capital was increased by $243,622 for the nine months ended September 30, 2015 and $268,717 for the year ended December 31, 2014 for the fair value of Derivative Liability associated with the conversions and repayments of Convertible Notes.

On September 24, 2015, the Company initiated a 1-for-2500 Reverse Stock split; every 2500 shares of issued and outstanding common stock were converted into one share of issued and outstanding common stock. If that number falls below 100, the share amount will be rounded up to 100. All shares issued and per share amounts have been retroactively restated in the financial statements.

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 8. RELATED PARTY TRANSACTIONS

During 2011, the Company entered into two notes payable for a total of $22,500. The Notes have an interest rate of 10%, are unsecured, and due March 15, 2012. On February 14, 2014, these Notes plus accrued interest were converted into a new Note due on November 14, 2014 with an interest rate of 15% and premium interest of 20% beginning November 14, 2014. During the year ended December 31, 2014, $7,500 was repaid. The Company also converted $4,848 of interest to principal on the Notes. During 2014, the Company entered into two notes payable for a total of $5,000 with no interest, are unsecured, and due on demand. As of September 30, 2015 and December 31, 2014, the total amount outstanding is $24,848. Accrued interest totaled $7,243 and $3,475 as of September 30, 2015 and December 31, 2014, respectively. The maturity date has been extended to August 31, 2015 and is in default.

The Company incurred software development expenses during 2013 and 2012 from a company owned by an officer. As of September 30, 2015 and December 31, 2014, the total amount owed to the related vendor is $42,500 and is recorded in accounts payable.

As of September 30, 2015 and December 31, 2014, commissions were owed to a company owned by the spouses of the officers. The commissions owed to this related party were $4,184 as of September 30, 2015 and December 31, 2014. The total commissions earned during 2014 were $2,821.

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

On May 20, 2015, the Company issued 1,200,000 shares of Common Stock to its board of directors converting $30,000 of Accrued Payroll.

On September 1, 2015, the Company entered into a convertible note financing transaction with an employee converting $15,000 of Accrued Payroll. This note matures on demand. It bears interest at 10% per annum. The note is convertible into Common Stock at the lender's option with a conversion rate equal to $0.00001 per share, unless otherwise modified by mutual agreement between the Parties.

On October 1, 2015, the Company issued 600,000,000 shares of Common Stock to its board of directors converting $6,000 of Accrued Payroll.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Litigation

On August 25, 2015, a noteholder filed a complaint against the Company in the District Court of Dallas County, Texas, alleging breach of contract for failure to pay outstanding notes. On August 27, 2015, a noteholder filed a complaint against the Company in the Supreme Court of New York, County of Suffolk, alleging breach of contract for failure to pay an outstanding note. We are currently working with the noteholders to end the litigation amicably.

VIZCONNECT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 10. SUBSEQUENT EVENTS

On October 1, 2015, the Company issued 600,000,000 shares of Common Stock to its board of directors converting $6,000 of Accrued Payroll.

On October 13, 2015 and October 22, 2015, the Company exchanged a $10,000 Promissory Note to a $5,000 Convertible Note and two $2,500 Convertible Notes, respectively. The Notes have interest rates of 15% and are due on demand. On October 13, 2015, the Company issued 30,000,000 shares of Common Stock pursuant to the conversion of $750 Convertible Notes and on October 22, 2015, the Company issued 100,000,000 shares of Common Stock pursuant to the conversion of the two $2,500 Convertible Notes.

On October 28, 2015, the Company issued 1,565,878 shares of Common Stock pursuant to the conversion of $1,907 Convertible Notes and interest.

On October 29, 2015, the Company issued 4,761,904 shares of Common Stock pursuant to the conversion of $5,000 Convertible Notes.

On November 18, 2015, the Company issued 3,636,364 shares of Common Stock pursuant to the conversion of $3,000 Convertible Notes.

In the fourth quarter of 2015, the Company issued 40,000 shares of Preferred Stock Series B purchased at $2.50 per share totaling $100,000.

On January 6, 2016, the Company entered into a Promissory Note Receivable for $25,000 with a related party. The Note will be repaid in ten equal installments of principal, has an interest rate of 14%, is unsecured, with Accrued Interest due on the maturity date of December 6, 2016.

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

Overview

The Company was incorporated in the State of Nevada on October 15, 2010. The Company, through its wholly-owned subsidiary, VizConnect LLC, a Massachusetts limited liability company is a holding company which helps companies around the world by providing first class business development consulting. Our growing portfolio encompasses a robust and innovative array of services which include real estate acquisition, equity building, debt removal, revenue generation, and asset acquirement through the issuance of Preferred Stock. Our talented and experienced team is driven to help customers increase value; maximize existing capabilities; improve shareholder performance and profitability; increase cost efficiency; and simplify business strategy.

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

On May 20, 2015, the Company issued 1,200,000 shares of Common Stock to its board of directors converting $30,000 of Accrued Payroll.

On September 24, 2015, the Company initiated a 1-for-2500 Reverse Stock split; every 2500 shares of issued and outstanding common stock were converted into one share of issued and outstanding common stock. If that number falls below 100, the share amount will be rounded up to 100. All shares issued and per share amounts have been retroactively restated in the financial statements.

On October 1, 2015, the Company issued 600,000,000 shares of Common Stock to its board of directors converting $6,000 of Accrued Payroll.

Result of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Revenue:

Revenue for the three-month period ending September 30, 2015 was $0, compared with $32,623 for the three-month period ending September 30, 2014, reflecting a decrease of 100%. The decrease in revenues was attributable to the reduction in revenue from subscription and distributor membership fees with the unwinding of the network marketing model.

Operating Expenses:

Operating expenses for the three-month period ending September 30, 2015 were $174,723 compared with $140,515 for the three-month period ending September 30, 2014, reflecting an increase of 24%. The increase in operating expenses was primarily attributable to an increase in Accrued Payroll to retain our officers which has remained unpaid.

Loss from Operations:

We incurred losses from operations totaling $174,723 for the three-month period ending September 30, 2015, compared to losses from operations totaling $107,892 for the three-month period ending September 30, 2014, reflecting an increase of 62%. The increase in losses from operations was primarily attributable to a decrease in revenues due to the reduction in revenue from subscription and distributor membership fees with the unwinding of the network marketing model and due to the increase in Accrued Payroll to retain our officers.

Other Expense:

The Company had other expenses for the three-month period ending September 30, 2015 in the amount of $223,293,296 compared to other expenses of $289,728 for the three-month period ending September 30, 2014. This is comprised of a loss on the change in the market value of a derivative liability of $223,166,269 for the three-month period ending September 30, 2015, compared with a loss of $76,114 for the three-month period ending September 30, 2014, reflecting an increase of 293,100% and interest expense of $127,027, compared with $213,614 for the three-month period ending September 30, 2014, reflecting a decrease of 41%. The company has derivative losses in the three-month periods ending September 30, 2015 and September 30, 2014 associated with the fair market value on the company's financial derivatives.

Net loss:

We incurred a net loss of $223,468,019 attributable to common stockholders for the three-month period ending September 30, 2015, compared to a net loss of $397,400, for the three-month period ending September 30, 2014. The increase in loss was primarily attributable to a decrease in revenues due to the reduction in revenue from subscription and distributor membership fees with the unwinding of the network marketing model, the increase in Accrued Payroll to retain our officers and the increase in derivative losses associated with the fair market value on the company's financial derivatives.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Revenue:

Revenue for the nine-month period ending September 30, 2015 was $0, compared with $173,100 for the nine-month period ending September 30, 2014, reflecting a decrease of 100%. The decrease in revenues was attributable to the reduction in revenue from subscription and distributor membership fees with the unwinding of the network marketing model.

Operating Expenses:

Operating expenses for the nine-month period ending September 30, 2015 were $463,260 compared with $1,990,702 for the nine-month period ending September 30, 2014, reflecting a decrease of 77%. The decrease in operating expenses was primarily attributable to a decrease in professional fees due to our need in 2014 for experts specializing in advertising, promotion, and creating brand awareness not utilized in the third quarter 2015 and the decrease in general and administrative expenses primarily attributable to the issuance of common stock to the board of directors for services in 2014. Additionally, the Company did not incur sales commissions and software service fees in the third quarter 2015 corresponding to the reduction in the network marketing revenues.

Loss from Operations:

We incurred losses from operations totaling $463,260 for the nine-month period ending September 30, 2015, compared to losses from operations totaling $1,817,602 for the nine-month period ending September 30, 2014, reflecting a decrease of 75%. The decrease in losses from operations was primarily attributable to a decrease in professional fees due to our need in 2014 for experts specializing in advertising, promotion, and creating brand awareness not utilized in the third quarter 2015 and the decrease in general and administrative expenses primarily attributable to the issuance of common stock to the board of directors for services in 2014. Additionally, the Company did not incur sales commissions and software service fees in the third quarter 2015 corresponding to the reduction in the network marketing revenues.

Other Expense:

The Company had other expenses for the nine-month period ending September 30, 2015 in the amount of $223,935,237 compared to other expenses of $964,932 for the nine-month period ending September 30, 2014. This is comprised of a loss on the change in the market value of a derivative liability of $223,513,745 for the nine-month period ending September 30, 2015, compared with a loss of $234,274 for the nine-month period ending September 30, 2014, reflecting an increase of 95,307% and interest expense of $421,492, compared with $730,658 for the nine-month period ending September 30, 2014, reflecting a decrease of 42%. The company has derivative losses in the nine-month periods ending September 30, 2015 and September 30, 2014 associated with the fair market value on the company's financial derivatives.

Net loss:

We incurred a net loss of $224,398,546 attributable to common stockholders for the nine-month period ending September 30, 2015, compared to a net loss of $2,776,699, for the nine-month period ending September 30, 2014. The increase in loss was primarily attributable to the increase in derivative losses associated with the fair market value on the company's financial derivatives.

Plan of Operations

VizConnect is a holding company which helps companies around the world by providing first class business development consulting. Our growing portfolio encompasses a robust and innovative array of services which include real estate acquisition, equity building, debt removal, revenue generation, and asset acquirement through the issuance of Preferred Stock. Our talented and experienced team is driven to help customers increase value; maximize existing capabilities; improve shareholder performance and profitability; increase cost efficiency; and simplify business strategy.

Management has embarked upon a multi-step plan to build net equity and increase par value for stockholders by restructuring some key elements in the Company's finances through asset acquisition, debt reduction and overall increases in value.

Liquidity and Capital Resources

	For the Nine Months Ended September 30,
	2015	2014
Net Cash Used in Operating Activities	$(106,600)	$(560,858)
Net Cash From Investing Activities	$-	$(14,325)
Net Cash Provided by Financing Activities	$96,350	$541,020

Net cash used in operations was $106,600 for the nine months ended September 30, 2015 compared to $560,858 for the nine months ended September 30, 2014. This decrease was primarily attributable to an increase in Accrued Expenses and a decrease in Operating Expenses.

Net cash used in investing activities was $0 for the nine months ended September 30, 2015 compared to $14,325 for the nine months ended September 30, 2014 attributable to the purchase of fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $96,350 compared to $541,020 for the nine months ended September 30, 2014.

We have substantial capital resource requirements and have incurred significant losses since inception. Our cash and cash equivalents is $343, and we have a working capital deficit of $226,002,359 as of September 30, 2015. Despite capital contributions and both related party and third party loan commitments, we may experience cash flow shortages that can slow our expected growth. We have primarily financed our activities from loans and sale of Preferred Stock from related and third parties. A significant portion of the funds raised from loans and sale of Preferred Stock from related and third parties have been and will be used to cover working capital needs such as office expenses and various professional fees.

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

During the first nine months ending September 30, 2015 and for the year ending December 31, 2014, the Company received $61,350 and $996,973 of notes payable, respectively, including convertible notes payable, with maturity terms ranging from one month to two years and interest rates from 8% to 15%. The Notes contain various conversion rates and prepayment penalties. For the nine months ending September 30, 2015 and the year ending December 31, 2014, the Company has repaid $0 and $430,778 of principal, respectively.

In the fourth quarter of 2015, the Company issued 40,000 shares of Preferred Stock Series B purchased at $2.50 per share totaling $100,000.

Going Concern

The Company had a net loss of $224,398,546 attributable to common stockholders for the nine months ended September 30, 2015, an accumulated deficit of $228,692,778 and a working capital deficit of $226,002,359 as of September 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital through the implementation of its business plan which encompasses a robust and innovative array of services which include real estate acquisition, equity building, debt removal, revenue generation, and asset acquirement through the issuance of Preferred Stock. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Software Development Costs

We expense software development costs to be marketed to external users with a useful life of less than one year, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs totaled $893 and $48,380 for the nine months ended September 30, 2015 and 2014, respectively.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. In making this assessment, management used the criteria set forth in the "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on its evaluation under the COSO Framework, and as a result of the material weakness described below, management concluded that, as of September 30, 2015, the Company's internal control over financial reporting was not effective.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2015 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three-months ended September 30, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 25, 2015, a noteholder filed a complaint against the Company in the District Court of Dallas County, Texas, alleging breach of contract for failure to pay outstanding notes. On August 27, 2015, a noteholder filed a complaint against the Company in the Supreme Court of New York, County of Suffolk, alleging breach of contract for failure to pay an outstanding note. We are currently working with the noteholders to end the litigation amicably.

Item 1A. Risk Factors.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 7, 2015, we entered into a convertible note financing transaction for the principal amount of $3,500. This note is due on demand. It bears interest at 10% per annum. The note is convertible into Common Stock at the lender's option with a conversion rate equal to $0.00001 per share, unless otherwise modified by mutual agreement between the Parties, which would result in an additional issuance of 350,000,000 shares of Common Stock.

On September 1, 2015, we entered into a convertible note financing transaction for the principal amount of $15,000. This note matures on demand. It bears interest at 10% per annum. The note is convertible into Common Stock at the lender's option with a conversion rate equal to $0.00001 per share, unless otherwise modified by mutual agreement between the Parties, which would result in an additional issuance of 1,500,000,000 shares of Common Stock.

On August 5, 2015, the Company issued 77,100 shares of Common Stock pursuant to the conversion of $11,565 Convertible Notes and interest.

On August 6, 2015, the Company issued 67,920 shares of Common Stock pursuant to the conversion of $8,490 Convertible Notes.

The Shares were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). These transactions qualified for exemption from registration because among other things, the transactions did not involve a public offering, each investor was an accredited investor and/or qualified institutional buyer, each investor had access to information about the Company and their investment, each investor took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2015, Notes totaling $238,973 were in default, and as of May 31, 2015 and August 31, 2015 an additional $95,000 and $44,848, respectively were in default. The Company defaulted on Convertible Notes of $23,403 due January 17, 2015, $8,845 due April 21, 2015, $50,000 due February 25, 2015, $53,000 due June 10, 2015, and $78,750 due July 3, 2015. The Company is in default on repayment terms and has received notice from two noteholders that they have commenced legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

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

VizConnect, Inc.

Dated: March 28, 2016	By:	/s/ Paul Cooleen
Paul Cooleen
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

